Form 10-Q
period 2018-12-31
Chardan Healthcare Acquisition Corp.
filed 2019-02-06
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

Chardan Healthcare Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State St, FL21

New York, NY 10004

(Address of principal executive offices)

(646) 229-7549

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 5, 2019, 9,012,500 shares common stock, par value $0.0001 per share, were issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$846,840	$430
Prepaid expenses and other current assets	70,300	—
Total Current Assets	917,140	430

Deferred offering costs	—	64,545
Marketable securities held in Trust Account	70,034,459	—
Total Assets	$70,951,599	$64,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,800	$1,000
Accrued offering costs	21,370	—
Income taxes payable	8,212	—
Promissory note - related party	—	40,000
Total Current Liabilities	41,382	41,000

Promissory note – related party	500,000	—
Total Liabilities	541,382	41,000

Commitments

Common stock subject to possible redemption, 6,539,086 and no shares at redemption value as of December 31, 2018 and June 30, 2018, respectively	65,410,211	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,473,414 and 2,012,500 shares issued and outstanding (excluding 6,539,086 and no shares subject to possible redemption) as of December 31, 2018 and June 30, 2018, respectively (1)	247	201
Additional paid-in capital	4,990,976	24,799
Retained earnings/(Accumulated deficit)	8,783	(1,025)
Total Stockholders’ Equity	5,000,006	23,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,951,599	$64,975

(1)	Included an aggregate of 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Notes 7 and 9).

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,	Six Months Ended December 31,
	2018	2018

Operating costs	$15,789	$16,439
Loss from operations	(15,789)	(16,439)

Other income:
Interest income	55,546	55,546
Unrealized loss on marketable securities held in Trust Account	(21,087)	(21,087)
Other income, net	34,459	34,459

Income before provision for income taxes	18,670	18,020
Provision for income taxes	(8,212)	(8,212)
Net income	$10,458	$9,808

Weighted average shares outstanding, basic and diluted (1)	1,815,004	1,782,502

Basic and diluted net loss per common share (2)	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 6,539,086 shares subject to possible redemption at December 31, 2018.

(2)	Net loss per common share – basic and diluted excludes interest income of $19,353 attributable to common stock subject to possible redemption for the three and six months ended December 31, 2018.

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$9,808
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(55,546)
Unrealized loss on marketable securities held in Trust Account	21,087
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(70,300)
Accounts payable and accrued expenses	10,800
Income taxes payable	8,212
Net cash used in operating activities	(75,939)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,000,000)
Net cash used in investing activities	(70,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	69,500,000
Proceeds from sale of Private Placement Warrants	1,160,000
Proceeds from promissory notes – related party	565,500
Repayment of promissory notes – related party	(105,500)
Payment of offering costs	(197,651)
Net cash provided by financing activities	70,922,349

Net Change in Cash	846,410
Cash – Beginning	430
Cash – Ending	$846,840

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$65,399,750
Change in value of common stock subject to redemption	$10,461
Offering costs included in accrued offering costs	$21,370

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chardan Healthcare Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on November 1, 2017. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses operating in North America in the healthcare industry.

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) and identifying a target for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on December 13, 2018. On December 18, 2018 the Company consummated the Initial Public Offering of 7,000,000 units (“Units” and, with respect to the common stock included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $70,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 2,900,000 warrants (the “Private Placement Warrants”) at a price of $0.40 per warrant in a private placement to Mountain Wood, LLC, an affiliate of Chardan Investments, LLC (the “Sponsor”), generating total gross proceeds of $1,160,000, which is described in Note 4.

Transaction costs amounted to $783,566, consisting of $500,000 of underwriting fees and $283,566 of offering costs. In addition, $896,729 of cash was held outside of the Trust Account (defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on December 18, 2018, an amount of $70,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and other initial stockholders (collectively, the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming their shares with respect to more than an aggregate of 20% of the Public Shares.

The Company will have until December 18, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.00 per Unit.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on December 14, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018. The interim results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ended June 30, 2019 or for any future interim periods.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The Company had no activity for the period from November 1, 2017 (inception) through December 31, 2017. Accordingly, the condensed statement of operations and condensed statement of cash flow for the comparative period from November 1, 2017 (inception) through December 31, 2017 are not presented.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and June 30, 2018.

Marketable securities held in Trust Account

At December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and June 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,400,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2018	2018
Net income	$10,458	$9,808
Less: Income attributable to common stock subject to redemption	(19,353)	(19,353)
Adjusted net loss	$(8,895)	$(9,545)

Weighted average shares outstanding, basic and diluted	1,815,004	1,782,502

Basic and diluted net loss per share	$(0.00)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2018 and June 30 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Mountain Wood, LLC purchased an aggregate of 2,900,000 Private Placement Warrants at $0.40 per Private Placement Warrant, or $1,160,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On September 14, 2018, the Company effectuated a 1.4-for-1 stock dividend resulting in an aggregate of 2,012,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 262,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering) (see Note 9).

The Initial Stockholders have agreed that, subject to certain limited exceptions, 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) 6 months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until 6 months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Notes – Related Party

The Company issued unsecured promissory notes (the “Promissory Notes”) to the Sponsor, pursuant to which the Company borrowed an aggregate of $105,500, of which $65,500 was borrowed during the six months ended December 31, 2018. The Promissory Notes were non-interest bearing and payable on the closing of the Initial Public Offering. The Promissory Notes were repaid upon the consummation of the Initial Public Offering on December 18, 2018.

On December 18, 2018, the Company issued a $500,000 promissory note to the Sponsor (the “Sponsor Promissory Note”) in exchange for $500,000 in cash that was used to pay the underwriting discount at the consummation of the Initial Public Offering. The Sponsor Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $500,000 of the Working Capital Loans may be converted into private warrants at a price of $0.40 per private warrant. The private warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 13, 2018, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any securities that may be issued upon conversion of the Working Capital Loans are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and their underlying securities) or securities issued in payment of Working Capital Loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option expired unexercised on February 4, 2019 (see Note 9).

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and June 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2018 and June 30, 2018, there were 2,473,414 and 2,012,500 shares of common stock issued and outstanding (excluding 6,539,086 and no shares of common stock subject to possible redemption, respectively), of which 262,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares) (see Note 9).

Warrants — No fractional shares will be issued upon exercise of the Public Warrants. Therefore, Public Warrants must be exercised in multiples of two warrants. The Public Warrants will become exercisable on the consummation of a Business Combination; provided in that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Placement Warrants are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$70,034,459

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriters over-allotment option expired unexercised on February 4, 2019. As such, 262,500 Founder Shares were forfeited and there are now 1,750,000 Founder Shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chardan Healthcare Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan Investments, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 1, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of Initial Public Offering and the sale of the Private Placement Warrants, our securities, debt or a combination of cash, securities and debt. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although we intend to focus on North America in the healthcare industry.

Our acquisition strategy is to identify, acquire and build a public company. Our selection process will leverage our team’s network of industry, venture capital, hedge fund, private equity and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of the relationships, capital, capital markets expertise and operating experience of our team, can help accelerate the target business’ growth and performance. We will initially focus on emerging growth healthcare companies in healthcare niches including, but not limited to, biotechnology, medical technology and digital health.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended December 31, 2018, we had net income of $10,458 and $9,808, respectively, which consists of interest income on marketable securities held in the Trust Account of $55,546, offset by an unrealized loss on marketable securities held in our Trust Account of $21,087, operating costs of $15,789 and $16,439, respectively, and a provision for income taxes of $8,212.

Liquidity and Capital Resources

On December 18, 2018, we consummated the Initial Public Offering of 7,000,000 Units, at $10.00 per Unit, generating gross proceeds of $70,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,900,000 Private Placement Warrants, at $0.40 per Private Placement Warrant, to Mountain Wood, LLC, an affiliate of Chardan Investments, LLC (the “Sponsor”), generating gross proceeds of $1,160,000.

As of December 31, 2018, we had marketable securities held in the Trust Account of $70,034,459 (including approximately $34,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2018, we did not withdraw any interest earned on the Trust Account.

For the six months ended December 31, 2018, cash used in operating activities was $75,939. Net income of $9,808 was affected by interest earned on marketable securities held in the Trust Account of $55,546, an unrealized loss on marketable securities held in our Trust Account of $21,087 and changes in operating assets and liabilities, which used $51,288 of cash.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of amounts withdrawn to pay our taxes) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of December 31, 2018, we had cash of $846,840 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $500,000 of such loans may be convertible into private warrants at a price of $0.40 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Current Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated December 14, 2018 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2018, our Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On September 14, 2018, the Company effected stock dividends of 1.4-for-1 share of common stock, for each outstanding share of common stock, resulting in 2,012,500 Founder Shares outstanding. The underwriters’ over-allotment option expired unexercised on February 4, 2019. As a result, The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On December 18, 2018, we consummated the Initial Public Offering of 7,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $70,000,000. Chardan Capital Markets LLC. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-228533). The SEC declared the registration statement effective on December 13, 2018. We granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option expired unexercised on February 4, 2019.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 2,900,000 warrants, each exercisable to purchase one share of the Company’s common stock for $11.50 per share (“Private Placement Warrants”), to Mountain Wood, LLC, an affiliate of the Sponsor at a price of $0.40 per Private Placement Warrant, generating total proceeds of $1,160,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $70,000,000 was placed in a Trust Account. We paid a total of $500,000 in underwriting discounts and commissions and $283,566 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 13, 2018, by and between the Registrant and Chardan Capital Markets, LLC (1)
4.1	Warrant Agreement, dated December 13, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreements by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant. (1)
10.2	Investment Management Trust Agreement, dated December 13, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement, dated December 13, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders. (1)
10.4	Registration Rights Agreement, dated December 13, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders. (1)
10.5	Promissory Note dated December 18, 2018. (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on December 19, 2018 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN HEALTHCARE ACQUISITION CORP.

Date: February 6, 2019	By:	/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2019	By:	/s/ George Kaufman
	Name:	George Kaufman
	Title:	Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)