Form 10-Q
period 2019-03-31
Chardan Healthcare Acquisition Corp.
filed 2019-05-10
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

(646) 229-7549

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted every electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant	CHAC.U	New York Stock Exchange
Common stock, $0.0001 par value per share	CHAC	New York Stock Exchange
Warrants to purchase common stock	CHAC.WS	New York Stock Exchange

As of May 10, 2019, 8,750,000 shares common stock, par value $0.0001 per share, were issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$820,438	$430
Prepaid expenses and other current assets	54,894	—
Total Current Assets	875,332	430

Deferred offering costs	—	64,545
Marketable securities held in Trust Account	70,475,128	—
Total Assets	$71,350,460	$64,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$61,075	$1,000
Accrued offering costs	21,092	—
Income taxes payable	76,841	—
Promissory note - related party	—	40,000
Total Current Liabilities	159,008	41,000

Deferred tax liability	627	—
Promissory note – related party	500,000	—
Total Liabilities	659,635	41,000

Commitments

Common stock subject to possible redemption, 6,534,265 and no shares at redemption value as of March 31, 2019 and June 30, 2018, respectively	65,690,821	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,215,735 and 2,012,500 shares issued and outstanding (excluding 6,534,265 and no shares subject to possible redemption) as of March 31, 2019 and June 30, 2018, respectively (1)	222	201
Additional paid-in capital	4,710,391	24,799
Retained earnings/(Accumulated deficit)	289,391	(1,025)
Total Stockholders’ Equity	5,000,004	23,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,350,460	$64,975

(1)	Included an aggregate of 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at June 30, 2018 (see Notes 7).

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,	For the Period from November 1, 2017 (inception) through March 31,
	2019	2018	2019	2018

Operating and formation costs	$93,106	$1,000	$109,545	$1,000
Loss from operations	(93,106)	(1,000)	(109,545)	(1,000)

Other income:
Interest income on marketable securities held in Trust Account	416,594	—	472,140	—
Interest income – other	2,301	—	2,301	—
Unrealized gain on marketable securities held in Trust Account	24,075	—	2,988	—
Other income	442,970	—	477,429	—

Income (loss) before provision for income taxes	349,864	(1,000)	367,884	(1,000)
Provision for income taxes	(69,256)	—	(77,468)	—
Net income (loss)	$280,608	$(1,000)	$290,416	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	2,210,914	1,750,000	1,923,221	1,750,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 6,534,265 shares subject to possible redemption at March 31, 2019.
(2)	Net loss per common share – basic and diluted excludes interest income of $323,096 and $341,876 attributable to common stock subject to possible redemption for the three and nine months ended March 31, 2019.

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018 (1)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor (2)	2,012,500	201	24,799	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2018 (unaudited)	2,012,500	$201	$24,799	$(1,000)	$24,000

(1)	The Company had no activity from November 1, 2017 (inception) through December 31, 2017.
(2)	Included an aggregate of 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Notes 7).

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – July 1, 2018	2,012,500	$201	$24,799	$(1,025)	$23,975

Net loss	—	—	—	(650)	(650)

Balance – September 30, 2018 (unaudited)	2,012,500	201	24,799	(1,675)	23,325

Sale of 7,000,000 Units, net of underwriting discounts	7,000,000	700	69,215,734	—	69,216,434

Sale of 2,900,000 Private Placement Warrants	—	—	1,160,000	—	1,160,000

Common stock subject to possible redemption	(6,539,086)	(654)	(65,409,557)	—	(65,410,211)

Net income	—	—	—	10,458	10,458

Balance – December 31, 2018 (unaudited)	2,473,414	247	4,990,976	8,783	5,000,006

Change in value of common stock subject to possible redemption	4,821	1	(280,611)	—	(280,610)

Forfeiture of Founders Shares	(262,500)	(26)	26	—	—

Net income	—	—	—	280,608	280,608

Balance – March 31, 2019 (unaudited)	2,215,735	$222	$4,710,391	$289,391	$5,000,004

The accompanying notes are an integral part of the condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2019	For the Period from November 1, 2017 (inception) Through March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$290,416		$(1,000)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(472,140)		—
Unrealized loss on marketable securities held in Trust Account	(2,988)		—
Deferred income taxes	627
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,894)		—
Accounts payable and accrued expenses	60,075		1,000
Income taxes payable	76,841		—
Net cash and cash equivalents used in operating activities	(102,063)		—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,000,000)		—
Net cash and cash equivalents used in investing activities	(70,000,000)		—

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	—		25,000
Proceeds from sale of Units, net of underwriting discounts paid	69,500,000		—
Proceeds from sale of Private Placement Warrants	1,160,000		—
Proceeds from promissory notes – related party	565,500		20,000
Repayment of promissory notes – related party	(105,500)		—
Payment of offering costs	(197,929)		(40,000)
Net cash and cash equivalents provided by financing activities	70,922,071		5,000

Net Change in Cash and Cash Equivalents	820,008		5,000
Cash and Cash Equivalents – Beginning	430		—
Cash and Cash Equivalents – Ending	$820,438		$5,000

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$65,399,750	$
Change in value of common stock subject to redemption	$291,071	$
Offering costs included in accrued offering costs	$21,092		$—

The accompanying notes are an integral part of these condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) and identifying a target for a Business Combination.

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

Transaction costs amounted to $783,566, consisting of $500,000 of underwriting fees and $283,566 of offering costs. In addition, $896,729 of cash was held outside of the Trust Account (defined below) and was available for working capital purposes.

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

MARCH 31, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on December 14, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on December 21, 2018. The interim results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended June 30, 2019 or for any future interim periods.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. As of March 31, 2019, cash equivalents amounted to $602,301. The Company did not have any cash equivalents as of June 30, 2018.

Marketable securities held in Trust Account

At March 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and June 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,400,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,	For the Period from November 1, 2017 (inception) through March 31,
	2019	2018	2019	2018
Net income (loss)	$280,608	$(1,000)	$290,416	$(1,000)
Less: Income attributable to common stock subject to possible redemption	(323,096)	—	(341,876)	—
Adjusted net loss	$(42,488)	$(1,000)	$(51,460)	$(1,000)

Weighted average shares outstanding, basic and diluted	2,210,914	1,750,000	1,923,221	1,750,000

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and June 30 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On September 14, 2018, the Company effectuated a 1.4-for-1 stock dividend resulting in an aggregate of 2,012,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 262,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised on February 4, 2019. As such, 262,500 Founder Shares were forfeited resulting in 1,750,000 Founder Shares issued and outstanding.

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

Promissory Notes – Related Party

The Company issued unsecured promissory notes (the “Promissory Notes”) to the Sponsor, pursuant to which the Company borrowed an aggregate of $105,500, of which $65,500 was borrowed during the nine months ended March 31, 2019. The Promissory Notes were non-interest bearing and payable on the closing of the Initial Public Offering. The Promissory Notes were repaid upon the consummation of the Initial Public Offering on December 18, 2018.

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

MARCH 31, 2019

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and June 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019, there were 2,215,735 shares of common stock issued and outstanding (excluding 6,534,265 shares of common stock subject to possible redemption). At June 30, 2018, there were 2,012,500 shares of common stock issued an outstanding, which included 262,500 shares subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full or in part.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$70,475,128

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended March 31, 2019, we had net income of $280,608 and $290,416, respectively, which consists of interest income on marketable securities held in the Trust Account of $416,594 and $472,140, respectively, unrealized gain on marketable securities held in our Trust Account of $24,075 and $2,988, respectively, and interest income from mutual funds of $2,301 and $2,301, respectively, offset by operating costs of $93,106 and $109,545, respectively, and a provision for income taxes of $69,256 and $77,468, respectively.

For the three months ended March 31, 2018 and for the period from November 1, 2017 (inception) through March 31, 2018, we had net loss of $1,000, which consists of operating costs of $1,000.

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

As of March 31, 2019, we had marketable securities held in the Trust Account of $70,475,128 (including approximately $475,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the Trust Account.

For the nine months ended March 31, 2019, cash and cash equivalents used in operating activities was $102,063. Net income of $290,416 was attributable to interest earned on marketable securities held in the Trust Account of $472,140, an unrealized gain on marketable securities held in our Trust Account of $2,988 and changes in operating assets and liabilities, which provided $82,022 of cash and cash equivalents offset by a deferred tax provision of $627.

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

As of March 31, 2019, we had cash and cash equivalents of $820,438 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

Date: May 10, 2019	By:	/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ George Kaufman
	Name:	George Kaufman
	Title:	Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)