Form 10-K
period 2019-06-30
Chardan Healthcare Acquisition Corp.
filed 2019-08-21
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38762

CHARDAN HEALTHCARE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

New York, NY	17 State Street, Fl. 21 10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 229-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NYSE American, LLC
Common Stock, par value $0.0001 per share	NYSE American, LLC
Warrants	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

At August 19, 2019, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $67,593,750 based on the closing sale price of the Registrant’s shares of common stock on August 19, 2019 of $10.30 per share.

The number of shares outstanding of the Registrant’s shares of common stock as of August 19, 2019 was 8,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHARDAN HEALTHCARE ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended June 30, 2019

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

Chardan Healthcare Acquisition Corp. (“CHAC”) is a Delaware company incorporated on November 1, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on targets located in North America in the healthcare industry

On December 18, 2018, we consummated our initial public offering (“IPO”) of 7,000,000 units (the “Units”). Each Unit consists of one share of common stock (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of common stock (the “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $70,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments, if any. The over-allotment option expired unexercised on February 4, 2019.

On December 18, 2018, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Mountain Wood, LLC, an affiliate of our Sponsor, of 2,900,000 warrants (the “Private Warrants”) at a price of $0.40 per Private Warrant, generating total proceeds of $1,160,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants (i) may be exercised on a cashless basis at the holder’s option, (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees, and (iii) are exercisable for one share of Common Stock at an exercise price of $11.50 per share. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, our Mountain Wood, LLC agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Mountain Wood, LLC was granted certain demand and piggyback registration rights in connection with the Private Warrants.

A total of $70,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on December 18, 2018 were placed in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by December 18, 2020.

Business Combination Agreement

On July 16, 2019, we entered into a merger agreement (the “Merger Agreement” or the “Agreement”) with BiomX Ltd. (“BiomX”) and CHAC Merger Sub Ltd. (“Merger Sub”), pursuant to which Merger Sub will merge with and into BiomX, with BiomX surviving as our wholly-owned subsidiary (the “Merger”).

As a result of the Merger, subject to reduction for indemnification claims as described below, an aggregate of 16,625,000 shares of CHAC common stock will be issued (or reserved for issuance pursuant to currently exercisable options or warrants) in respect of shares of BiomX capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of BiomX capital stock, in each case, that are issued, outstanding and vested as of immediately prior to the effective time of the Merger. Additional shares of CHAC common stock will be reserved for issuance in respect of options to purchase shares of BiomX capital stock that are issued, outstanding and unvested as of immediately prior to the effective time of the Merger.

In connection with the Acquisition, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. INVESTORS AND SECURITY HOLDERS OF CHAC ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE ACQUISITION THAT CHAC WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT CHAC, BIOMX AND THE MERGER. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 17 State Street, 21st Floor, New York, NY 10004.

Competitive Advantages

Our sponsor was founded in November 2017 and is affiliated with Chardan Capital Markets LLC, the representative of the underwriters from our initial public offering, an investment firm and a provider of investment banking services, primarily focused on emerging growth companies in the healthcare industry. Chardan conducts business across North America, Europe, Asia (including Israel) and Australia. Since its inception, Chardan has executed over 400 equity capital markets transactions, raising approximately $19 billion of capital in both public and private markets.

Our management team is led by Dr. Gbola Amusa, Jonas Grossman and George Kaufman; each has extensive experience in healthcare both before and during their current tenure at Chardan

Dr. Gbola Amusa currently leads Chardan’s equity research team, a team that has published over 500 research notes since 2013, with a major focus on covering biotechnology companies, particularly those with disruptive potential in the genetic medicines space.

Jonas Grossman leads Chardan’s capital markets team which has executed over 400 transactions since inception. In addition to its broader emerging growth and SPAC activities, the team has completed over 130 offerings for healthcare companies raising over $5.0 billion since 2005 and over 60 offerings for healthcare companies raising over $3.5 billion since the beginning of 2016. Chardan has a healthcare-focused corporate access team which sponsors two healthcare conferences and manages in excess of 100 non-deal road shows per year for both private and public healthcare companies. The corporate access team serves as a nexus for issuers and healthcare investors (venture capital, private equity, and asset managers) in North America, Europe and Australia.

George Kaufman leads Chardan’s investment banking group, which, in addition to working on the deals described in the preceding paragraph, has advised on the business combinations of 13 SPACs, as well as participated in key roles in the 4 previous Chardan-branded SPACs.

Together, Mr. Grossman, Mr. Kaufman, and their teams have acted as underwriter on 74 SPAC IPO’s since 2004 that generated gross proceeds of approximately $9.0 billion. Since the beginning of 2016, Chardan has ranked as the most active book running or lead-managing underwriter of SPAC IPO’s, acting in such capacity on 31 SPAC IPO’s that raised gross proceeds of approximately $3.9 billion in that period.

We believe that the network of contacts and relationships of our management team will provide us with an important source of prospective target businesses. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

We have also assembled a group of independent directors who have a broad range of operational, scientific and industry experience within healthcare. Over the course of their careers, our directors have developed a broad international network of contacts and corporate relationships, and they have gained extensive experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities.

Acquisition Strategy

Our acquisition strategy is to identify, acquire and, after our initial business combination, to build a public company. Our selection process will leverage our team’s network of industry, venture capital, hedge fund, private equity and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of the relationships, capital, capital markets expertise and operating experience of executives at Chardan, can help accelerate the target business’ growth and performance. We will initially focus on emerging growth healthcare companies in sectors including, but not limited to, biotechnology, medical technology and digital health.

Investment Criteria

We are focused on companies in disruptive and other value added subsegments of healthcare that have the potential for significant gains in the next five years. Our ideal company will be institutionally backed, with a high-quality management team and a demonstrated ability to raise money from the private capital markets. The segments we will target include biotechnology, medical technology and digital health.

The focus of our management team is to create stockholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Healthcare Company Poised for Rapid Growth

We intend to primarily seek to acquire one or more growth businesses with a total equity value of greater than 5 to 10 times the amount of the proceeds of our initial public offering. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs. We do not intend to acquire a start-up company.

●	Niche Leader and Specialized Business with High Growth Potential

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a Company based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure will be weighed against any identified downside risks.

●	Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, preclinical or clinical data, potential for operational improvements, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We will have until 24 months from the consummation of the IPO to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem or purchase 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the public warrants will expire and will be worthless.

If we are unable to consummate our initial business combination within this time period, we will liquidate the trust account and distribute the proceeds held therein to our public stockholders and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public stockholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public stockholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation.

Pursuant to the NYSE American listing rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our stockholders from a financial point of view unless the target is affiliated with our officers, directors, initial stockholders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 17 State Street, 21st Floor, New York, NY 10004. Our sponsor is making this space available to us free of charge. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the NYSE American Stock Exchange, or NYSE American, under the symbol “CHAC.U” on December 18, 2018. The shares of common stock and warrants comprising the units began separate trading on NYSE American on March 13, 2019, under the symbols “CHAC” and “CHAC.WS”, respectively.

Holders of Record

As of August 20, 2019, there were 8,750,000 of our shares of common stock issued and outstanding held by 8 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 18, 2018, we consummated our initial public offering (“IPO”) of 7,000,000 units (the “Units”). Each Unit consists of one share of common stock (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of common stock (the “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $70,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments, if any. The over-allotment option expired unexercised on February 4, 2019.

On December 18, 2018, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Mountain Wood, LLC, an affiliate of our Sponsor, of 2,900,000 warrants (the “Private Warrants”) at a price of $0.40 per Private Warrant, generating total proceeds of $1,160,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants (i) may be exercised on a cashless basis at the holder’s option, (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees, and (iii) are exercisable for one share of Common Stock at an exercise price of $11.50 per share. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, our Mountain Wood, LLC agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Mountain Wood, LLC was granted certain demand and piggyback registration rights in connection with the Private Warrants.

A total of $70,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on December 18, 2018 were placed in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by December 18, 2020.

Our Sponsor paid a total of $500,000 in underwriting discounts and commissions and received a non-interest bearing promissory note in exchange for the payment of such amount, which was payable at the closing of a Business Combination. The promissory note was repaid in July 2019. We paid $283,566 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Recent Developments

On July 16, 2019, we entered into the Merger Agreement with BiomX and Merger Sub, pursuant to which Merger Sub will merge with and into BiomX, with BiomX surviving as our wholly-owned subsidiary.

As a result of the Merger, subject to reduction for indemnification claims as described below, an aggregate of 16,625,000 shares of CHAC common stock will be issued (or reserved for issuance pursuant to currently exercisable options or warrants) in respect of shares of BiomX capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of BiomX capital stock, in each case, that are issued, outstanding and vested as of immediately prior to the effective time of the Merger. Additional shares of CHAC common stock will be reserved for issuance in respect of options to purchase shares of BiomX capital stock that are issued, outstanding and unvested as of immediately prior to the effective time of the Merger.

Overview

We were formed on November 1, 2017 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location, although we intend to focus on targets located in North American in the healthcare industry.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On December 18, 2018, we consummated our initial public offering (“IPO”) of 7,000,000 units (the “Units”). Each Unit consists of one share of common stock (the “Common Stock”) and one redeemable warrant to purchase one-half of one share of common stock (the “Public Warrants”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $70,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,050,000 additional Units to cover over-allotments, if any. The over-allotment option expired unexercised on February 4, 2019.

On December 18, 2018, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Mountain Wood, LLC, an affiliate of our Sponsor, of 2,900,000 warrants (the “Private Warrants”) at a price of $0.40 per Private Warrant, generating total proceeds of $1,160,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants (i) may be exercised on a cashless basis at the holder’s option, (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees, and (iii) are exercisable for one share of Common Stock at an exercise price of $11.50 per share. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, our Mountain Wood, LLC agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Mountain Wood, LLC was granted certain demand and piggyback registration rights in connection with the Private Warrants.

A total of $70,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on December 18, 2018 were placed in a trust account established for the benefit of the Company’s public stockholders at Morgan Stanley maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by December 18, 2020.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to December 18, 2018 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2019, we had net income of $347,407, which consisted of interest income on marketable securities held in the trust account of $886,972 and interest income from mutual funds of $5,974, offset by operating costs of $404,521, an unrealized loss on marketable securities held in our trust account of $5,821 and a provision for income taxes of $135,197.

For the period from November 1, 2017 (inception) through ended June 30, 2018, we had a net loss of $1,025, which consisted of operating costs of $1,025.

Liquidity and Capital Resources

As of June 30, 2019, we had marketable securities held in the trust account of $70,881,151 (including approximately $881,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any interest earned on the Trust Account.

For the year ended June 30, 2019, cash and cash equivalents used in operating activities was $204,579. Net income of $347,407 was affected by interest earned on marketable securities held in the trust account of $886,972, an unrealized loss on marketable securities held in our trust account of $5,821 and a deferred tax benefit of $1,222. Changes in our operating assets and liabilities provided $330,387 of cash and cash equivalents for operating activities.

For the period from November 1, 2017 (inception) through June 30, 2018, cash and cash equivalents used in operating activities was $25. Net loss of $1,025 was offset by changes in our operating assets and liabilities, which provided $1,000 of cash and cash equivalents.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that the proceeds of the IPO are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of June 30, 2019, we had cash and cash equivalents outside our trust account of $696,830, available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

Our Sponsor paid a total of $500,000 in underwriting discounts and commissions and received a non-interest bearing promissory note in exchange for the payment of such amount, which was payable at the closing of a Business Combination. The promissory note was repaid in July 2019.

In August 2019, the Sponsor committed to provide us an aggregate of $500,000 in loans to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

Off-Balance Sheet Financing Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of August 21, 2019.

Name	Age	Position
Gbola Amusa	45	Executive Chairman of the Board
Jonas Grossman	45	President, Chief Executive Officer and Director
George Kaufman	43	Chief Financial Officer, Head of Strategy and Director
Michael Rice	53	Director
Richard Giroux	46	Director
Matthew Rossen	41	Director
Eric Kusseluk M.D.	43	Director
Elliot Gnedy	38	Director

Below is a summary of the business experience of each our executive officers and directors:

Dr. Gbola Amusa, has been our Chairman since March 2018. Dr. Amusa has served as Partner, Director of Research, and Head of Healthcare Equity Research at Chardan Capital Markets LLC since December 2014. At Chardan, he has established the healthcare vision by focusing on disruptive healthcare segments, such as gene therapy/genetic medicines, that have the highest potential for significant investment returns. Dr. Amusa was previously Managing Director, Head of European Pharma Research, and Global Pharma & Biotech Coordinator at UBS (from 2007 to 2013), where he oversaw 25 analysts. Prior to UBS, Dr. Amusa was a Senior Research Analyst and Head of European Pharma research at Sanford Bernstein. He started his career in finance at Goldman Sachs as an Associate in the Healthcare Investment Banking Group, where he worked on large transactions including the Amgen/Immunex merger. Additionally, Dr. Amusa was previously a Healthcare Finance & Strategy Consultant working with governments, companies, leading foundations and think tanks. He holds an M.D. from Washington University Medical School, an M.B.A. with High Honors from the University of Chicago Booth School of Business, and a B.S.E. with Honors from Duke University.

Jonas Grossman, has been our Chief Executive Officer since November 2017. Mr. Grossman has served as Partner and Head of Capital Markets for Chardan Capital Markets LLC, a New York headquartered broker/dealer, since December 2003. Mr. Grossman has served as President of Chardan Capital Markets LLC since September 2015. Since 2003, Mr. Grossman has overseen the firm’s deal origination, syndication, secondary market sales and trading and corporate access initiatives. He has extensive transactional experience having led or managed over 400 transactions during his tenure at Chardan. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman has served as a director for China Broadband (NASDAQ: SSC) from January 2008 until November 2010. He holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business.

George Kaufman, has been our Chief Financial Officer and Head of Strategy since March 2018.  Mr. Kaufman has served as Managing Director and Head of Investment Banking for Chardan Capital Markets LLC since January 2006. Mr. Kaufman established the investment banking, brokerage and marketing protocols and standards at Chardan since joining the firm in 2004. Mr. Kaufman has extensive experience with SPACs, M&A transactions and financings especially in association with emerging growth companies. Mr. Kaufman founded Detroit Coffee Company, LLC, a national roaster, wholesaler and retail distributor of high-end specialty coffees in January 2002 and currently serves as its chief executive officer and has been a director of Prime Acquisition Corp. a European real estate company, since May 2014. Mr. Kaufman received a B.A. degree in Economics from the University of Vermont in 1999.

Michael Rice, has been a director since December 2018. Mr. Rice has experience in portfolio management, corporate management, investment banking and capital markets. Mr. Rice has been the co-founder of LifeSci Advisors and LifeSci Capital since March 2010. From April 2007 to November 2008 Mr. Rice was the co-head of health care investment banking at Canaccord Adams, where he was involved in debt and equity financing. Mr. Rice was also was a Managing Director at Think Equity Partners from April 2005 to April 2007, where he was responsible for managing Healthcare Capital Markets. Prior to that, from August 2003 to March 2005 Mr. Rice served as a Managing Director at Banc of America serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice has been a Director of RDD Pharma Ltd. since January 2016 and Navidea Biopharmaceuticals Inc. since May 2016. Mr. Rice received his B.A. from the University of Maryland.

Richard Giroux, has been a director since December 2018. Mr. Giroux is a Founder and has been the Chief Operating Officer of MeiraGTx (NASDAQ:MGTX) since the company’s formation in 2015. He brings more than 20 years of leadership and capital markets experience in finance and healthcare to his position. Prior to joining MeiraGTx, Rich was a partner at Sarissa Capital Management LP, an activist healthcare hedge fund, from 2014 to 2015. In 2010, Mr. Giroux helped launch and operate Meadowvale Partners, a multi-strategy hedge fund, where he was a founding partner and healthcare portfolio manager from 2009 to 2013. Prior to Meadowvale, he was a partner at Sivik Global Healthcare (formerly Argus Partners) from 2001-2008, a long/short global equity healthcare fund. From 1996 to 2001, he worked in the equity derivative divisions of Goldman Sachs and Salomon Smith Barney where he structured, marketed and traded derivative and cash products for domestic and international hedge funds and asset allocators. Mr. Giroux received his B.A. in Economics from Yale University in 1995.

Matthew Rossen, has been a director since December 2018. Mr. Rossen has 20 years’ experience in the pharmaceutical and biotech arena, working across multiple therapeutic categories including Anti-Infectives, Alzheimer’s, Cardiovascular, Hematology, Pain and Sleep Science. Since January 2018, Mr. Rossen has been a Senior Director of Business Development for Jazz Pharmaceuticals. Prior to working in business development, from 2012 to 2017, Mr. Rossen had been leading the commercial efforts of the Hematology Oncology division at Jazz Pharmaceuticals. Prior thereto, from 2001 to 2010 Mr. Rossen worked at Pfizer Inc., where spent ten years in positions of increasing responsibility across a number of functions including Operations and Manufacturing, US and WW Marketing and Commercial Development. He holds a B.S. in Kinesiology and Applied Human Physiology from the University of Colorado and received his M.B.A. from NYU’s Stern School of Business.

Dr. Eric Kusseluk, has been a director since December 2018. Dr. Kusseluk is a dermatologist who has been in private practice at NYU Langone Medical center since 2007. In addition to seeing patients, he has been associate professor at NYU since 2014, where he teaches the physicians, residents and medical students about practicing medicine and running a private practice. He has also done multiple clinical studies ranging from testing medical products to analyzing data on sentinel node biopsies. Before his medical career, he also worked in finance at Cantor Fitzgerald from 1997 to 1998. Dr. Kusseluk received an M.D. from Jefferson Medical College of Thomas Jefferson University and a B.A. in economics from Cornell University.

Elliot Gnedy, has been a director since December 2018. Mr. Gnedy has been the Vice President of Commercial Finance at FuelCell Energy Inc., a leading manufacturer and operator of power generation facilities, since 2013. In his current role he is responsible for the origination, structuring, syndication, and execution of financial transactions for FuelCell Energy Inc. He has 15+ years of experience in energy finance, corporate finance, and accounting, including direct sale M&A, sale leaseback, partnership flip, and term financing. Prior to joining FuelCell Energy Inc., Mr. Gnedy was with Global Capital Finance LLC from 2009 to 2013, working on both buy-side and sell-side M&A transactions for developers, financial institutions, and infrastructure funds. He has also held various roles at Ernst and Young’s Financial Service Office in New York from 2004 to 2008, and at the Investor’s Bank and Trust Company from 2003 to 2004. Elliot earned a B.S. from Lehigh University and an M.B.A. from the Stern School of Business at NYU.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on December 4, 2018.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2019 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Messrs. Rossen, Kusseluk, and Gnedy, each of whom is an independent director under NYSE American’s listing standards. Mr. Gnedy is the Chairperson of the audit committee. The Board has determined that Mr. Gnedy qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee held did not hold any meetings during 2018.

The members of the Nominating Committee are Messrs. Rossen, Kusseluk, and Gnedy, each of whom is an independent director under NYSE American’s listing standards. Mr. Rossen is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2018.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Messrs. Rossen, Kusseluk, and Gnedy, each of whom is an independent director under NYSE American’s listing standards. Mr. Kusseluk is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Affiliated Company	Name of Individual	Priority/Preference relative to Chardan Healthcare Acquisition Corp.
Chardan Capital Markets LLC	Gbola Amusa	Chardan Capital Markets LLC will have priority over us

Chardan Capital Markets LLC	Jonas Grossman	Chardan Capital Markets LLC will have priority over us

Chardan Capital Markets LLC	George Kaufman	Chardan Capital Markets LLC will have priority over us

Prime Acquisition Corp.	George Kaufman	We do not believe that Prime Acquisition Corp. will result in a conflict because Prime focusses on the real estate industry in Europe

LifeSci Advisors, LLC	Michael Rice	LifeSci Advisors, LLC will have priority over us

MeiraGTx	Richard Giroux	MeiraGTx will have priority over us

Jazz Pharmaceuticals	Matthew Rossen	Jazz Pharmaceuticals will have priority over us

FuelCell Energy Inc.	Elliot Gnedy	FuelCell Energy Inc. will have priority over us

As noted above, some of our officers and directors are affiliated with Chardan Capital Markets LLC, which is also our sponsor and the underwriter from our initial public offering. Such officers and directors owe a pre-existing fiduciary duty to Chardan Capital Markets LLC, meaning that they will present opportunities to Chardan Capital Markets LLC prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a SPAC. This may limit the number of potential targets they present to us for purposes of completing a business combination.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2019 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of June 30, 2019, we had 8,750,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of June 30, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock
Gbola Amusa	0		0
Jonas Grossman	1,707,500	(2)	19.5%
George Kaufman	0		0
Michael Rice	7,500		*
Richard Giroux	7,500		*
Matthew Rossen	7,500		*
Eric Kusseluk MD	7,500		*
Elliot Gnedy	7,500		*
All officers and directors as a group (7 individuals)	1,745,000		19.9%
Chardan Investments, LLC (3)	1,707,500		19.5%
Boothbay Absolute Return Strategies LP(4)	489,000		5.5%
Boothbay Fund Management, LLC(4)	489,000		5.5%
Ari Glass(4)	489,000		5.5%
RTW Investments, LP	600,000		6.8%
RTW Master Fund, Ltd.	500,202		5.7%
Roderick Wong	600,000		6.8%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Chardan Healthcare Acquisition Corp., 17 State Street, 21st Floor, New York, NY 10004.

(2)	Consists of shares of common stock owned by Chardan Investments, LLC, for which Jonas Grossman is the managing member.

(3)	Jonas Grossman is the managing member of Chardan Investments, LLC.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 810 7th Avenue, Suite 615, New York, NY 10019. The shares of common stock are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all shares of common stock held by the Fund. Ari Glass is the Managing Member of the Adviser.

(5)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 412 West 15th Street, 16th Floor, New York, NY 10004. The shares of common stock are held by RTW Master Fund, Ltd. and one or more other funds (together the “Funds”), which are managed by RTW Investments, LP (the “Adviser”). The Adviser, in its capacity as the investment manager of Funds, has the power to vote and the power to direct the disposition of all Units held by the Funds. Roderick Wong is the Managing Partner of the Adviser.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $0.40 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 1,250,000 shares of common stock if $500,000 of notes were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2018, our sponsor purchased an aggregate of 1,437,500 shares for an aggregate purchase price of $25,000. On September 14, 2018, we effected a 1.4 for 1 dividend in the nature of a stock split that resulted in there being an aggregate of 2,012,500 shares outstanding (resulting in a purchase price of approximately $0.012).

The sponsor did not elect to exercise their over-allotment option. Chardan Investments, LLC, our sponsor, forfeited 262,500 insider shares. We recorded the forfeited shares as treasury stock and simultaneously retired the shares. Such forfeited shares were immediately cancelled which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

On December 18, 2018, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Mountain Wood, LLC, an affiliate of our Sponsor, of 2,900,000 warrants (the “Private Warrants”) at a price of $0.40 per Private Warrant, generating total proceeds of $1,160,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants (i) may be exercised on a cashless basis at the holder’s option, (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees, and (iii) are exercisable for one share of Common Stock at an exercise price of $11.50 per share. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. Additionally, our Mountain Wood, LLC agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. Mountain Wood, LLC was granted certain demand and piggyback registration rights in connection with the Private Warrants.

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $0.40 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 1,250,000 shares of common stock if $500,000 of notes were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Our Sponsor paid a total of $500,000 in underwriting discounts and commissions and received a non-interest bearing promissory note in exchange for the payment of such amount, which was payable at the closing of a Business Combination. The promissory note was repaid in July 2019.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the Private Warrants (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

The NYSE American stock exchange listing standards require that the majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from November 1, 2017 (inception) through June 30, 2019, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018 totaled $63,205 and $35,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018.

Tax Fees. The aggregate fees billed by Marcum for tax planning and tax advice for each of the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018 totaled $8,250.

All Other Fees. We did not pay Marcum LLP for other services for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2017, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 13, 2018, by and between Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
2.1	Merger Agreement dated July 16, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 17, 2019)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 11, 2018)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.5	Warrant Agreement, dated December 13, 2018 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.1	Letter Agreements, dated December 13, 2018, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.2	Investment Management Trust Agreement, dated December 13, 2018, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.3	Stock Escrow Agreement, dated December 13, 2018, between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.4	Registration Rights Agreement, dated December 13, 2018, among the Registrant and the Initial Stockholders and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.5	Form of Subscription Agreement, dated December 13, 2018, among the Registrant, the Initial Stockholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
10.6	Promissory Note in the principal amount of $500,000 dated December 18, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN HEALTHCARE ACQUISITION CORP.

Dated: August 21, 2019	By:	/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonas Grossman	President and Chief Executive Officer	August 21, 2019
Jonas Grossman	(Principal Executive Officer)

/s/ George Kaufman	Chief Financial Officer and Head of Strategy	August 21, 2019
George Kaufman	(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 13, 2018, by and between Registrant and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
2.1	Merger Agreement dated July 16, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 17, 2019)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 11, 2018)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
4.5	Warrant Agreement, dated December 13, 2018 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.1	Letter Agreements, dated December 13, 2018, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.2	Investment Management Trust Agreement, dated December 13, 2018, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.3	Stock Escrow Agreement, dated December 13, 2018, between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.4	Registration Rights Agreement, dated December 13, 2018, among the Registrant and the Initial Stockholders and Chardan Capital Markets, LLC. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
10.5	Form of Subscription Agreement, dated December 13, 2018, among the Registrant, the Initial Stockholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
10.6	Promissory Note in the principal amount of $500,000 dated December 18, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 18, 2018)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 4, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CHARDAN HEALTHCARE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2019 and 2018	F-2

Consolidated Statements of Operations for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018	F-4

Consolidated Statements of Cash Flows for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018	F-5

Notes to Consolidated Financial Statements	F-6 to F-15

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Chardan Healthcare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chardan Healthcare Acquisition Corp. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended June 30, 2019 and for the period from November 1, 2017 (inception) through June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

August 21, 2019

PART I - FINANCIAL INFORMATION

CHARDAN HEALTHCARE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$696,830	$430
Prepaid expenses and other current assets	39,624	—
Total Current Assets	736,454	430

Deferred offering costs	—	64,545
Deferred tax asset	1,222	—
Marketable securities held in Trust Account	70,881,151	—
Total Assets	$71,618,827	$64,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$234,592	$1,000
Income taxes payable	136,419	—
Promissory note - related party	—	40,000
Total Current Liabilities	371,011	41,000

Promissory note – related party	500,000	—
Total Liabilities	871,011	41,000

Commitments

Common stock subject to possible redemption, 6,510,243 and no shares at redemption value as of June 30, 2019 and 2018, respectively	65,747,813	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,239,757 and 2,012,500 shares issued and outstanding (excluding 6,510,243 and no shares subject to possible redemption) as of June 30, 2019 and 2018, respectively (1)	224	201
Additional paid-in capital	4,653,397	24,799
Retained earnings/(Accumulated deficit)	346,382	(1,025)
Total Stockholders’ Equity	5,000,003	23,975
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,618,827	$64,975

(1)	Included an aggregate of 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full at June 30, 2018 (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,	For the Period from November 1, 2017 (inception) through June 30,
	2019	2018

Operating and formation costs	$404,521	$1,025
Loss from operations	(404,521)	(1,025)

Other income:
Interest income on marketable securities held in Trust Account	886,972	—
Interest income – other	5,974	—
Unrealized loss on marketable securities held in Trust Account	(5,821)	—
Other income, net	887,125	—

Income (loss) before provision for income taxes	482,604	(1,025)
Provision for income taxes	(135,197)	—
Net income (loss)	$347,407	$(1,025)

Weighted average shares outstanding, basic and diluted (1)	1,996,149	1,750,000

Basic and diluted net loss per common share (2)	$(0.15)	$(0.00)

(1)	Excludes an aggregate of 6,510,243 shares subject to possible redemption at June 30, 2019 and up to 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full at June 30, 2018.

(2)	Net loss per common share – basic and diluted excludes interest income of $639,955 attributable to common stock subject to possible redemption for the year ended June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – November 1, 2017 (inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor (1)	2,012,500	201	24,799	—	25,000

Net loss	—	—	—	(1,025)	(1,025)

Balance – June 30, 2018	2,012,500	201	24,799	(1,025)	23,975

Sale of 7,000,000 Units, net of underwriting discounts	7,000,000	700	69,215,734	—	69,216,434

Sale of 2,900,000 Private Placement Warrants	—	—	1,160,000	—	1,160,000

Forfeiture of Founders Shares	(262,500)	(26)	26	—	—

Common stock subject to possible redemption	(6,510,243)	(651)	(65,747,162)	—	(65,747,813)

Net income	—	—	—	347,407	347,407

Balance – June 30, 2019	2,239,757	$224	$4,653,397	$346,382	$5,000,003

(1)	Included an aggregate of 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2019	For the Period from November 1, 2017 (inception) Through June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$347,407	$(1,025)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(886,972)	—
Unrealized loss on marketable securities held in Trust Account	5,821	—
Deferred tax benefit	(1,222)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,624)	—
Accounts payable and accrued expenses	233,592	1,000
Income taxes payable	136,419	—
Net cash and cash equivalents used in operating activities	(204,579)	(25)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(70,000,000)	—
Net cash and cash equivalents used in investing activities	(70,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	69,500,000	—
Proceeds from sale of Private Placement Warrants	1,160,000	—
Proceeds from promissory notes – related party	565,500	40,000
Repayment of promissory notes – related party	(105,500)	—
Payment of offering costs	(219,021)	(64,545)
Net cash and cash equivalents provided by financing activities	70,900,979	455

Net Change in Cash and Cash Equivalents	696,400	430
Cash and Cash Equivalents – Beginning	430	—
Cash and Cash Equivalents – Ending	$696,830	$430

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$65,399,750	$—
Change in value of common stock subject to redemption	$348,063	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chardan Healthcare Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 1, 2017. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses operating in North America in the healthcare industry.

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), identifying a target for a Business Combination and activities in connection with the proposed acquisition of BiomX Ltd. (“BiomX”) (see Note 10).

The Company has one subsidiary, CHAC Merger Sub Ltd., a wholly owned subsidiary of the Company incorporated under the laws of the State of Israel, which was formed solely to effectuate the Merger described in Note 10.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. As of June 30, 2019, cash equivalents amounted to $605,974. The Company did not have any cash equivalents as of June 30, 2018.

Marketable securities held in Trust Account

At June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,400,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended June 30,	For the Period from November 1, 2017 (inception) through June 30,
	2019	2018
Net income (loss)	$347,407	$(1,025)
Less: Income attributable to common stock subject to possible redemption	(639,955)	—
Adjusted net loss	$(292,548)	$(1,025)

Weighted average shares outstanding, basic and diluted	1,996,149	1,750,000

Basic and diluted net loss per share	$(0.15)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2018, the Company issued an aggregate of 1,437,500 shares of common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On September 14, 2018, the Company effectuated a 1.4-for-1 stock dividend resulting in an aggregate of 2,012,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 262,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). All share and per-share amounts have been retroactively restated to reflect the stock dividend. The underwriters’ over-allotment option expired unexercised on February 4, 2019. As such, 262,500 Founder Shares were forfeited resulting in 1,750,000 Founder Shares issued and outstanding.

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

Promissory Notes – Related Party

The Company issued unsecured promissory notes (the “Promissory Notes”) to the Sponsor, pursuant to which the Company borrowed an aggregate of $105,500, of which $65,500 was borrowed during the year ended June 30, 2019. The Promissory Notes were non-interest bearing and payable on the closing of the Initial Public Offering. The Promissory Notes were repaid upon the consummation of the Initial Public Offering on December 18, 2018.

On December 18, 2018, the Company issued a $500,000 promissory note to the Sponsor (the “Sponsor Promissory Note”) in exchange for $500,000 in cash that was used to pay the underwriting discount at the consummation of the Initial Public Offering. The Sponsor Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. The Sponsor Promissory Note was repaid in July 2019 (see Note 10).

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019, there were 2,239,757 shares of common stock issued and outstanding (excluding 6,510,243 shares of common stock subject to possible redemption). At June 30, 2018, there were 2,012,500 shares of common stock issued an outstanding, which included 262,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Placement Warrants are exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. INCOME TAX

The provision for income taxes was deemed to be immaterial for the period from November 1, 2017 (inception) through June 30, 2018. The Company did not have any significant deferred tax assets or liabilities at June 30, 2018.

The Company’s net deferred tax asset at June 30, 2019 is as follows:

Deferred tax asset
Unrealized loss on marketable securities	$1,222
Valuation allowance	—
Deferred tax asset, net of allowance	$1,222

The income tax provision for the year ended June 30, 2019 consists of the following:

Federal
Current	$136,419
Deferred	(1,222)

State
Current	—
Deferred	—
Income tax provision	$135,197

As of June 30, 2019, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2019 is as follows:

Statutory federal income tax rate	21.0%
Meals and entertainment	0.1%
Business combination expenses	6.9%
Income tax provision (benefit)	28.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$70,881,151

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In August 2019, the Sponsor committed to provide us an aggregate of $500,000 in loans to finance transaction costs in connection with a Business Combination. To the extent advanced, the loans will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

In July 2019, the Company repaid the aggregate amount of $500,000 due under the Sponsor Promissory Note to the Sponsor.

On July 16, 2019, the Company entered into a merger agreement (the “Merger Agreement”) with BiomX and CHAC Merger Sub Ltd. (“Merger Sub”), pursuant to which Merger Sub will merge with and into BiomX, with BiomX surviving as the Company’s wholly owned subsidiary (the “Merger”).

As a result of the Merger, subject to reduction for indemnification claims as described in the Merger Agreement, an aggregate of 16,625,000 shares of the Company’s common stock will be issued (or reserved for issuance pursuant to currently exercisable options or warrants) in respect of shares of BiomX capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of BiomX capital stock, in each case, that are issued, outstanding and vested as of immediately prior to the effective time of the Merger. Additional shares of the Company’s common stock will be reserved for issuance in respect of options to purchase shares of BiomX capital stock that are issued, outstanding and unvested as of immediately prior to the effective time of the Merger.

The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.