Form 10-Q
period 2019-09-30
Chardan Healthcare Acquisition Corp.
filed 2019-10-16
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of October 16, 2019, 8,750,000 shares common stock, par value $0.0001 per share, were issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$97,238	$696,830
Prepaid expenses and other current assets	26,250	39,624
Total Current Assets	123,488	736,454

Deferred tax asset	—	1,222
Marketable securities held in Trust Account	71,083,267	70,881,151
Total Assets	$71,206,755	$71,618,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$738,409	$234,592
Income taxes payable	12,709	136,419
Total Current Liabilities	751,118	371,011

Promissory note – related party	—	500,000
Total Liabilities	751,118	871,011

Commitments

Common stock subject to possible redemption, 6,453,777 and 6,510,243 and no shares at redemption value as of September 30, 2019 and June 30, 2019, respectively	65,455,636	65,747,813

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,296,223 and 2,239,757 shares issued and outstanding (excluding 6,453,777and 6,510,243 and no shares subject to possible redemption) as of September 30, 2019 and June 30, 2019, respectively	230	224
Additional paid-in capital	4,945,568	4,653,397
Retained earnings	54,203	346,382
Total Stockholders’ Equity	5,000,001	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,206,755	$71,618,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Operating costs	$618,936	$650
Loss from operations	(618,936)	(650)

Other income:
Interest income on marketable securities held in Trust Account	372,380	—
Interest income – other	2,153	—
Other income	374,533	—

Loss before provision for income taxes	(244,403)	(650)
Provision for income taxes	(47,776)	—
Net loss	$(292,179)	$(650)

Weighted average shares outstanding, basic and diluted (1)	2,239,757	1,750,000

Basic and diluted net loss per common share (2)	$(0.25)	$(0.00)

(1)	Excludes an aggregate of up to 6,453,777 shares subject to possible redemption at September 30, 2019 and up to 262,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full at September 30, 2018.

(2)	Net loss per common share – basic and diluted excludes interest income of $275,958 attributable to common stock subject to possible redemption for the three months ended September 30, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2018	2,012,500	$201	$24,799	$(1,025)	$23,975

Net loss	—	—	—	(650)	(650)

Balance – September 30, 2018 (unaudited)	2,012,500	$201	$24,799	$(1,675)	$23,325

THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – July 1, 2019	2,239,757	$224	$4,653,397	$346,382	$5,000,003

Change in value of common stock subject to possible redemption	56,466	6	292,171	—	292,177

Net loss	—	—	—	(292,179)	(292,179)

Balance – September 30, 2019 (unaudited)	2,296,223	$230	$4,945,568	$54,203	$5,000,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Cash Flows from Operating Activities:
Net loss	$(292,179)	$(650)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(372,380)	—
Deferred tax provision	1,222
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,374	—
Accounts payable and accrued expenses	503,817	—
Income taxes payable	(123,710)	—
Net cash and cash equivalents used in operating activities	(269,856)	(650)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for income taxes	170,264	—
Net cash and cash equivalents provided by investing activities	170,264	—

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	—	33,500
Repayment of promissory note – related party	(500,000)	—
Payment of offering costs	—	(10,000)
Net cash and cash equivalents (used in) provided by financing activities	(500,000)	23,500

Net Change in Cash and Cash Equivalents	(599,592)	22,850
Cash and Cash Equivalents – Beginning	696,830	430
Cash and Cash Equivalents – Ending	$97,238	$23,280

Supplementary cash flow information:
Cash paid for income taxes	$170,264	$—

Non-cash investing and financing activities:
Change in value of common stock subject to redemption	$(292,177)	$—
Offering costs included in accrued offering costs	$—	$16,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), identifying a target for a Business Combination and activities in connection with the proposed acquisition of BiomX Ltd. (“BiomX”) (see Note 7).

The Company has one subsidiary, CHAC Merger Sub Ltd., a wholly owned subsidiary of the Company incorporated under the laws of the State of Israel, which was formed solely to effectuate the Merger described in Note 7.

The registration statement for the Initial Public Offering was declared effective on December 13, 2018. On December 18, 2018 the Company consummated the Initial Public Offering of 7,000,000 units (“Units” and, with respect to the common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating total gross proceeds of $70,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 2,900,000 warrants (the “Private Placement Warrants”) at a price of $0.40 per warrant in a private placement to Mountain Wood, LLC, an affiliate of Chardan Investments, LLC (the “Sponsor”), generating total gross proceeds of $1,160,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and other initial stockholders (collectively, the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 6) and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 2. LIQUIDITY

As of September 30, 2019, the Company had $97,238 in its operating bank accounts, $71,083,267 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $539,917, which excludes franchise and income taxes payable of $87,713, of which such amounts will be paid from interest earned on the Trust Account. As of September 30, 2019, approximately $1,083,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the three months ended September 30, 2019, the Company withdrew $170,264 of interest from the Trust Account in order to pay its income tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In August 2019, the Sponsor committed to provide an aggregate of $500,000 in loans to the Company to finance transaction costs in connection with a Business Combination. In October 2019, the $500,000 commitment was replaced by a $875,000 commitment. Such loans, to the extent advanced, will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $500,000 of such loans may also be convertible into private warrants at a purchase price of $0.40 per private warrant. The private warrants would be identical to the Private Placement Warrants.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 as filed with the SEC on August 21, 2019, which contains the Company’s audited financial statements and notes thereto. The financial information as of June 30, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.The interim results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended June 30, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. As of September 30, 2019 and June 30, 2019, cash equivalents amounted to $58,127 and $605,974.

Marketable securities held in Trust Account

At September 30, 2019 and June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The Company's effective tax rate for the three months ended September 30, 2019 was approximately (20%), which differs from the statutory tax rate mainly due to the effect of Business Combination expenses which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and June 30, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,400,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,
	2019	2018
Net loss	$(292,179)	$(650)
Less: Income attributable to common stock subject to possible redemption	(275,958)	—
Adjusted net loss	$(568,137)	$(650)

Weighted average shares outstanding, basic and diluted	2,239,757	1,750,000

Basic and diluted net loss per share	$(0.25)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and June 30, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Mountain Wood, LLC purchased an aggregate of 2,900,000 Private Placement Warrants at a purchase price of $0.40 per Private Placement Warrant, or $1,160,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

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

On December 18, 2018, the Company issued a $500,000 promissory note to the Sponsor (the “Sponsor Promissory Note”) in exchange for $500,000 in cash that was used to pay the underwriting discount at the consummation of the Initial Public Offering. The Sponsor Promissory Note was non-interest bearing, unsecured and due upon the consummation of a Business Combination. The Sponsor Promissory Note was repaid in July 2019.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In August 2019, the Sponsor committed to provide us an aggregate of $500,000 in loans to finance transaction costs in connection with a Business Combination. In October 2019, the $500,000 commitment was replaced by a $875,000 commitment (see Note 10). Such loans, to the extent advanced, will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

NOTE 7. COMMITMENTS

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

Merger Agreement

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

More information about the Merger is included in the definitive proxy statement/prospectus that the Company filed with the SEC on September 24, 2019. The definitive proxy statement/prospectus contains the notice of special meeting of shareholders of the Company to vote on and adopt the Merger Agreement, as amended on October 11, 2019, and to vote on certain related proposals. The special meeting is scheduled for October 23, 2019. There is no guarantee that the Company will be able to hold its special meeting on the scheduled day or at all, or that the conditions to the closing of the Merger will be satisfied prior to, or following such meeting.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and June 30, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and June 30, 2019, there were 2,296,223 and 2,239,757 shares of common stock issued and outstanding (excluding 6,453,777 and 6,510,243 shares of common stock subject to possible redemption), respectively.

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

CHARDAN HEALTHCARE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$71,083,267	$70,881,151

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

In October 2019, the Sponsor committed to provide an aggregate of $875,000 in loans to the Company to finance transaction costs in connection with a Business Combination. This commitment replaced the previous commitment of $500,000 entered into in August 2019. Such loans, to the extent advanced, will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $500,000 of such loans may also be convertible into private warrants at a purchase price of $0.40 per private warrant. The private warrants would be identical to the Private Placement Warrants.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity from inception up to December 18, 2018 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates and the proposed acquisition of BiomX, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2019, we had a net loss of $292,179, which consisted of operating costs of $618,936 and a provision for income taxes of $47,776, offset by interest income on marketable securities held in the trust account of $372,380.

For the three months ended September 30, 2018, we had net loss of $650, which consisted of operating costs of $650.

Liquidity and Capital Resources

As of September 30, 2019, we had marketable securities held in the trust account of $71,083,267 (including approximately $1,083,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2019, we have withdrawn $170,264 of interest earned on the Trust Account to pay our income taxes.

For the three months ended September 30, 2019, cash and cash equivalents used in operating activities was $269,856. Net loss of $292,179 was affected by interest earned on marketable securities held in the trust account of $372,380 and a deferred tax provision of $1,222. Changes in our operating assets and liabilities provided $393,481 of cash and cash equivalents for operating activities.

For the three months ended September 30, 2018, cash and cash equivalents used in operating activities was $650, which consisted of a net loss of $650.

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

As of September 30, 2019, we had cash and cash equivalents outside our trust account of $97,238, available for working capital needs. We intend to use the funds held outside the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

Our Sponsor paid a total of $500,000 in underwriting discounts and commissions and received a non-interest bearing promissory note in exchange for the payment of such amount, which was payable at the closing of a Business Combination. The promissory note was repaid in July 2019.

In order to fund working capital deficiencies and/or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliate may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $500,000 of such loans may be convertible into private warrants, at a price of $0.40 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

In August 2019, the Sponsor committed to provide us an aggregate of $500,000 in loans to finance transaction costs in connection with a Business Combination. In October 2019, the $500,000 commitment was replaced by a $875,000 commitment. Such loans, to the extent advanced, will be evidenced by a promissory note, will be non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Up to $500,000 of such loans may also be convertible into private warrants at a purchase price of $0.40 per private warrant. The private warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on August 21, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

CHARDAN HEALTHCARE ACQUISITION CORP.

Date: October 16, 2019	By:	/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2019	By:	/s/ George Kaufman
	Name:	George Kaufman
	Title:	Chief Financial Officer and Head of Strategy
(Principal Financial and Accounting Officer)