Form 10-Q
period 2020-03-31
BiomX Inc.
filed 2020-05-14
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

Former name, former address and former fiscal year, if changed since last report: n/a

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2020, 22,925,860 shares common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others: our limited operating history; the ability to generate revenues, and raise sufficient financing to meet working capital requirements; the unpredictable timing and cost associated with our approach to developing product candidates using phage technology; the U.S. Food and Drug Administration’s (“FDA”) classification of our BX001 product candidate as a drug or cosmetic and the impact of changing regulatory requirements on our ability to develop and commercialize BX001; obtaining FDA acceptance of any non-U.S. clinical trials of product candidates; the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions; penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions; expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review; market acceptance of our product candidates and ability to identify or discover additional product candidates; our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing; the availability of specialty raw materials; the ability of our product candidates to demonstrate requisite safety and tolerability for cosmetics, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects; the success of expected future advanced clinical trials of our product candidates; our ability to obtain required regulatory approvals; our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected; delays in developing manufacturing processes for our product candidates; competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates; the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably; protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties; infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights; our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates; ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates; reliance on third-party collaborators; our ability to manage the growth of the business; our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees; the failure to comply with applicable laws and regulations; potential security breaches, including cybersecurity incidents; political, economic and military instability in the State of Israel; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our 2019 Annual Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Interim Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited)	F-2-F-3

Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (unaudited)	F-4

Interim Consolidated Statements of Shareholders’ Equity for the period ended March 31, 2020 and March 31, 2019 (unaudited)	F-5-F-6

Interim Consolidated Statements of Cash Flows for the three Months Ended March 31, 2020 and 2019 (unaudited)	F-7

Notes to Interim Consolidated Financial Statements	F-8-F-21

BIOMX INC

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED BALANCE SHEETS (unaudited)

USD in thousands except share data

		As of
	Note	March 31, 2020	December 31, 2019
ASSETS

Current assets

Cash and cash equivalents		65,292	72,256
Restricted cash		149	154
Short-term deposits	3	10,052	10,003
Related parties	9	-	50
Other current assets		1,680	2,068
Total current assets		77,173	84,531

Lease deposit		5	5
Property and equipment, net		2,039	1,881
In-process research and development (“R&D”)	6	4,177	4,556
Operating lease right-of-use asset	4	1,066	1,148
Total non-current assets		7,287	7,590

		84,460	92,121

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED BALANCE SHEETS (unaudited)

(USD in thousands, except share and per share data)

		As of
	Note	March 31, 2020	December 31, 2019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade account payables		1,340	3,253
Other account payables		2,380	2,596
Current portion of lease liabilities	4	361	375
Total current liabilities		4,081	6,224

Non-current liabilities
Lease liabilities – net of current portion	4	740	856
Contingent liabilities	5	641	585
Total non-current liabilities		1,381	1,441

Commitments and Contingent Liabilities	7

Shareholders’ equity
	8
Common stock, $0.0001 par value (“Ordinary Shares”); Authorized -60,000,000 shares as of March 31, 2020 and December 31, 2019. Issued - 22,925,860 as of March 31, 2020 and December 31, 2019. Outstanding - 22,920,160 shares as of March 31, 2020 and 22,862,835 as of December 31, 2019.		2	2

Additional paid in capital		127,069	126,626
Accumulated deficit		(48,073)	(42,172)
Total shareholders’ equity		78,998	84,456

		84,460	92,121

(*)	Less than $1 thousand

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(USD in thousands, except share and per share data)

		Three months ended March 31,
	Note	2020	2019

Research and development (“R&D”) expenses, net		3,908	2,743
General and administrative expenses		2,058	981
Operating Loss		5,966	3,724

Finance income, net		(65)	(499)

Net Loss		5,901	3,225

Basic and diluted loss per Ordinary Shares	10	0.26	2.20

Weighted average number of Ordinary Shares outstanding, basic and diluted		22,897,723	2,005,043

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(USD in thousands, except share and per share data)

	Common Stock			Additional paid in	Accumulated	Total shareholders’
	Shares	Amount		Capital	deficit	equity

Balance as of December 31, 2019	22,862,835	2		126,626	(42,172)	84,456

Exercise of options	57,325		*	106		106
Share-based payment				337		337
Net loss					(5,901)	(5,901)

Balance as of March 31, 2020	22,920,160	2		127,069	(48,073)	78,998

(*)	Less than $1 thousand.

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(USD in thousands, except share and per share data)

	Common Stock			Preferred A Shares (pre-merger- BiomX Ltd.)		Preferred B Shares (pre-merger- BiomX Ltd.)			Additional paid in	Accumulated	Total shareholders’
	Shares (**)	Amount		Shares (**)	Amount	Shares (**)	Amount		Capital	deficit	equity

Balance as of December 31, 2018	2,307,871	(*	)	7,543,831	1	5,170,357	1		64,410	(21,609)	42,803

Issuance of shares	-	-		-	-	308,628	(*	)	1,800	-	1,800
Share-based payment	-	-		-	-	-	-		304	-	304
Net loss	-	-		-	-	-	-		-	(3,225)	(3,225)

Balance as of March 31, 2019	2,307,871	(*	)	7,543,831	1	5,478,985	1		66,514	(24,834)	41,682

(*)	Less than $1 thousand.

**	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction consummated on October 28, 2019 (refer to Note 1).

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

USD in thousands

	For the three months ended March 31,
	2020	2019

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(5,901)	(3,225)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	501	53
Share-based compensation	337	304
Revaluation of contingent liabilities	56	6

Changes in operating assets and liabilities:
Other receivables	388	(107)
Trade account payables	(1,838)	167
Other account payables	(216)	(214)
Operating lease liabilities	(48)
Related parties	50	(24)
Net cash used in operating activities	(6,671)	(3,040)

CASH FLOWS – INVESTING ACTIVITIES
Decrease in short-term deposit	(49)	(55)
Purchase of property and equipment	(280)	(137)
Net cash used in investing activities	(329)	(192)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of preferred shares, net of issuance costs	-	1,800
Outflows in connection with current assets and liabilities acquired in reverse recapitalization	(75)	-
Exercise of stock options	106	-
Net cash provided by financing activities	31	1,800

Decrease in cash and cash equivalents and restricted cash	(6,969)	(1,432)

Cash and cash equivalents and restricted cash at the beginning of the period	72,410	8,693

Cash and cash equivalents and restricted cash at the end of the Period	65,441	7,261

Supplemental non-cash transactions:
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	-	662

(*)	Less than $1 thousand.

The accompanying notes are an integral part of these interim consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

A.	General information:

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

On October 29, 2019, the Company’s shares of Common Stock, units, and warrants began trading under the symbols PHGE, PHGE.U, and PHGE.WS, respectively.

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

B.	Risk Factors:

To date, the Company has not generated revenue from its operations. As of March 31, 2020, the Company had unrestricted cash and cash equivalent balance of approximately $ 65 million and short-term deposits of approximately $10 million, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these interim consolidated financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that we filed on March 26, 2020.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The Company adopted this ASU on January 1, 2020. There was not a material impact on the interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. This standard did not have a material effect on the Company’s interim consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 – “Collaborative Arrangements (Topic 808),” which clarifies the interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers. The Company adopted this standard in the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Recent Accounting Standards:

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

NOTE 3	–	SHORT-TERM DEPOSIT

Short-term deposits represent time deposits placed with banks with original maturities of greater than three months but less than one year. Interest earned is recorded as finance income in the consolidated statements of comprehensive loss during the years for which the Company held short-term deposits.

As of March 31, 2020, the Company deposits dominated in USD and in ILS at Leumi Bank (Israel) and BHI USA that bear fixed annual interest of 1.0% - 1.75%. As of March 31, 2019, the Company had deposits at Leumi Bank (Israel) and BHI USA that bore fixed annual interest of 0.21% - 3.63%.

NOTE 4	–	LEASES

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach for all lease arrangements at the beginning period of adoption. The Company leases office space under operating leases. At March 31, 2020, the Company’s ROU assets and lease liabilities for operating leases totaled $1,066 thousand and $1,101 thousand respectively.

In May 2017, BiomX Israel entered into a lease agreement for office space in Ness Ziona, Israel. The agreement is for five years beginning on June 1, 2017 with an option to extend for an additional five years. Monthly lease payments under the agreement are approximately $19 thousand. As part of the agreement, the Company has obtained a bank guarantee in favor of the property owner in the amount of approximately $94 thousand representing four monthly lease and related payments. Lease expenses recorded in the interim consolidated statements of operations were $52 thousand and $48 thousand for the three months ended March 31, 2020, and 2019, respectively.

In September 2019, BiomX Israel entered into a lease agreement for office space in Ness Ziona, Israel. The agreement is for five years beginning on September 8, 2019 with an option to extend for an additional period until July 14, 2027. Monthly lease payments under the agreement are approximately $12 thousand. As part of the agreement, BiomX Israel will obtain a bank guarantee in favor of the property owner in the amount of approximately $58 thousand representing four monthly lease and related payments. Lease expenses recorded in the interim consolidated statements of operations were $36 thousand for the three months ended on March 31, 2020.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	–	LEASES (Cont.)

Supplemental cash flow information related to operating leases was as follows (USD in thousands):

Three months ended March 31, 2020
Cash payments for operating leases	88

As of March 31, 2020, the Company’s operating leases had a weighted average remaining lease term of 4 years and a weighted average discount rate of 3%. Future lease payments under operating leases as of March 31, 2020 were as follows (USD in thousands):

Operating Leases
Remainder of 2020	$275
2021	$367
2022	$262
2023	$138
2024	$95
Total future lease payments	$1,137
Less imputed interest	$(36)
Total lease liability balance	$1,101

NOTE 5	–	ACQUISITION OF SUBSIDIARY

On November 19, 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. for consideration valued at $4.5 million. The consideration included the issuance of 250,023 Preferred A Shares, the issuance of warrants to purchase an aggregate of 4,380 Series A-1 preferred shares, and additional contingent consideration. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 567,729 ordinary shares upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares authorized or outstanding as of the time the payment is due, or a combination of both of up to $32 million of the Company within ten years from the closing of the agreement and/or the entering of agreements with certain third parties or their affiliates that include a qualifying up-front fee and is entered into within three years from the closing of the agreement. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares.

BiomX Israel completed the RondinX Ltd. acquisition on November 27, 2017.

The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2020 and 2019.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	–	ACQUISITION OF SUBSIDIARY (Cont.)

The change in the fair value of the contingent consideration as of March 31, 2020 and 2019 was as follows (USD in thousands):

Contingent consideration

As of December 31, 2019	585
Change in fair value of contingent consideration	56
As of March 31, 2020	641

Contingent consideration

As of December 31, 2018	889
Change in fair value of contingent consideration	6
As of March 31, 2019	895

NOTE 6	–	IN-PROCESS RESEARCH AND DEVELOPMENT

Intangible assets acquired in the RondinX acquisition (see Note 5) were determined to be in-process R&D. In accordance with ASC 350-30-35-17A, R&D assets acquired in a business combination are considered an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. Once the R&D efforts are complete, the Company will determine the useful life of the R&D assets and will amortize these assets accordingly in the financial statements. As of March 31, 2020, the in-process R&D efforts have been completed. The Company has determined the definite useful life of three years for the intangible asset. Amortization expenses recorded in the interim consolidated statements of operations were $379 thousand for the three months ended on March 31, 2020. Based on management’s analysis, there was no impairment for the three months ended March 31, 2020 and 2019.

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.	During 2015, 2016 and 2017, BiomX Israel submitted three applications to the Israel Innovation Authority ("IIA") for a R&D project for the technological incubators program. The approved budget per year was NIS 2,700,000 (approximately $726 thousand) per application. According to the IIA directives, the IIA transferred to the Company 85% of the approved budget and the rest of the budget was funded by certain shareholders.

In December 2019, the IIA approved a new application for a total budget of NIS 10.8 million (approximately $3.1 million). IIA will fund 30% of the approved budget. The program is for the period beginning from July 2019 through December 2019. BiomX Israel has not yet submitted the final report to the IIA for this program.

During December 2019 BiomX Israel submitted three additional applications to the IIA, for a total budget of NIS 41.1 million (approximately $11.9 million). IIA approved one, for a total budget of NIS 15.6 million (approximately $ 4.4 million). IIA will fund 30% of this budget. The program is for the period beginning from January 2020 through December 2020. As of March 31, 2020, the company had not yet received grants from the IIA with respect to the program.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the Dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of the Company. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2020; therefore, no liability was recorded in these consolidated financial statements.

As of March 31, 2020, the Company had a contingent obligation to the IIA in the amount of approximately 2.2 million including annual interest of LIBOR linked to the USD.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

B.	In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), according to which Yeda undertakes to procure the performance of certain research, including proof-of-concept studies testing in-vivo phage eradication against a model bacteria in germ free mice, development of an IBD model in animals under germ-free conditions and establishing an in-vivo method for measuring immune induction capability (Th1) of bacteria, followed by testing several candidate IBD inducing bacterial strains during the research period, as defined in the 2015 License Agreement and subject to the terms and conditions specified in the 2015 License Agreement. BiomX Israel contributed an aggregate of approximately $1.8 million to the research budget agreed upon in the 2015 License Agreement. In addition, Yeda granted BiomX Israel an exclusive worldwide license for the development, production and sale of the products (the “License”), as defined and subject to the terms and conditions specified in the 2015 License Agreement and subject to the terms and conditions specified in the 2015 License Agreement. In return, BiomX Israel will pay Yeda annual license fees of approximately $10 thousand and royalties on revenues as defined in the 2015 License Agreement. In addition, in the event of certain mergers and acquisitions by the Company, Yeda will be entitled to an amount equivalent to 1% of the consideration received under such transaction (the “Exit Fee”), as adjusted per the terms of the agreement. Upon the closing of the Recapitalization Transaction, the provisions of the Yeda license agreement related to the Exit Fee were amended wherein the Company will be obligated to pay Yeda a one-time payment as described in the amendment which will not exceed 1% of the consideration received under such transaction (see note 7I). As the Company has not yet generated revenue from operations, no provision was included in the interim consolidated balance sheets as of March 31, 2020 and December 31, 2019 with respect to the 2015 License Agreement.

C.	In May 2017, BiomX Israel signed an additional agreement with Yeda (the “2017 License Agreement”). according to which, Yeda provided a license to the Company. As consideration for the license, the Company will pay $10,000 over the term of the 2017 License Agreement, unless earlier terminated by either party, and granted Yeda 591,382 warrants to purchase common shares of the Company. Refer to Note 8 below for the terms of the warrants granted. In addition, the 2017 License Agreement includes additional consideration contingent upon future sales or sublicensing revenue. As the Company has not yet generated revenue from operations, no provision was included in the interim consolidated financial statements with respect to the 2017 License Agreement as of March 31, 2020 and December 31, 2019.

In July 2019, the Company, Yeda and BiomX Israel amended the 2015 License Agreement and the 2017 License Agreement with Yeda (the “Amendment”). See note 7I regarding the amendment.

D.	In April 2017, BiomX Israel signed an exclusive patent license agreement with the Massachusetts Institute of Technology (“MIT”) covering methods to synthetically engineer phage. According to the agreement, BiomX Israel received an exclusive, royalty-bearing license to certain patents held by MIT. In return, the Company paid an initial license fee of $25,000 during the year ended December 31, 2017 and is required to pay certain license maintenance fees of up to $250,000 in each subsequent year and following the commercial sale of licensed products. BiomX Israel is also required to make payments to MIT upon the satisfaction of development and commercialization milestones totaling up to $2.4 million in aggregate as well as royalty payments on future revenues. The interim consolidated financial statements as of March 31, 2020 and December 31, 2019 include a liability with respect to this agreement in the amount of $123 and $108 thousand, respectively.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

E.	As successor in interest to RondinX, BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which BiomX Israel has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, BiomX Israel will pay license fees of $10,000 subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party as outlined in the agreement. In addition, the Company will pay a royalty in the low single digits on revenue of products. As the Company has not yet generated revenue from operations, no provision was included in the interim consolidated statements of operations for the three months ended March 31, 2020 and 2019in the financial statements as of as of March 31, 2020 and December 31, 2019 with respect to the agreement.

F.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to the Company’s inflammatory bowel disease program. In return, the Company will pay annual license fees of between $15,000 to $25,000 subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $3.2 million and royalty payments based on future revenue. As the Company has not yet generated revenue from operations, and the achievement of certain milestones is not probable, no provision was included in the interim consolidated statements of operations for the three months ended March 31, 2020 and 2019in the financial statements as of as of March 31, 2020 and December 31, 2019 with respect to the agreement.

In April 2019, BiomX Israel signed additional patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent license to certain patent rights related to the Company’s Primary Sclerosing Cholangitis program. In return, the Company is required (i) to pay a license issue fee of $20,000 and annual license fees ranging from $15,000 to $25,000 and (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $3.2 million (“milestone payments”) and (iii) make tiered royalty payments, in the low single digits based on future revenue. The consolidated financial statements include liabilities with respect to this agreement in the amount of $234 thousand and $217 as of March 31, 2020 and December 31, 2019 respectively.

H.	BiomX Israel committed to enter into loan agreements with certain shareholders who were subject to taxation in Israel in connection with the Recapitalization Transaction. The loans are for a period of up to two years, are non-recourse and are secured by Company shares issued to them that have a value that equals three times the loan amount. If any of such shareholders defaults on such loan, the Company will have the right to forfeit or sell such number of shares as have a value equal to the amount of the loan (plus interest accrued thereon) not timely repaid, based on their market price at the time of such forfeiture or sale. As of March 31, 2020, one loan was granted in the amount of $19 thousand. and the aggregate amount of the remaining potential commitment is $89 thousand. All other shareholders waived their right to the loans. The number of common stock in respect of which the $19 loan was granted was 5,700. The granting of the loan and the restrictions imposed on the related common stock until repayment of the loan were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan.

I.	In July 2019, the Company, Yeda and BiomX Israel amended the 2015 License Agreement and to the 2017 License Agreement with Yeda (the “Amendment”). Pursuant to the Amendment, following the closing of the Recapitalization Transaction, the provisions of the Yeda license agreements related to the exit fee were amended so that, the Company is obligated to pay Yeda a one-time payment as described in the amendment which will not exceed 1% of the consideration received under such transaction instead of the Exit Fee, in the event of any merger or acquisition involving BiomX the Company.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY

A.	Share Capital:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2020, the Company had 22,925,860 issued shares and 22,920,160 outstanding shares of Common Stock.

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

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

C.	Share-based compensation:

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

The original option plan was adjusted in 2019 following the Recapitalization Transaction on October 28, 2019. Following the Recapitalization Transaction, each outstanding option entitles its holder to purchase 1 Common Stock share of the Company. As a result, the number of options and exercise price per share were adjusted in a technical manner such that there was no change in the fair value of the awards under the adjusted option plan. The number of outstanding options and exercise prices in this Note have been restated to reflect the adjusted option plan. As of March 31, 2020, there are no shares remaining for issuance under the original option plan.

During 2019, the Board approved the grant of 704,669 options without consideration to 22 employees and 79,630 options without consideration to 2 consultants. 527,716 of the options granted are to the executive officers of the Company. Option were granted under the 2015 plan.

During 2019, 74,581 options were exercised to purchase ordinary shares at an exercise price of $1.34 per share.

Certain senior employees are entitled to full acceleration of their unvested options upon the occurrence of cumulative two certain events.

The Company adopted a new incentive plan in 2019 (the “2019 Plan”) to grant 1,000 options, exercisable to Common Stock, par value $0.0001 per share. On January 1, 2020 number of options available to grant was increased by 914,741 options.

The aggregate number of shares of Common Stock that may be delivered pursuant to the 2019 Plan will automatically increase on January 1 of each year, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to four percent (4%) of the total number of Common Stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of Common Stock than provided herein. On January 1, 2020, there were 915,741 shares available for issuance under the 2019 Plan.

On March 25, 2020, the Board approved the grant of 814,700 options without consideration to 65 employees, one consultant, four senior officers (one of whom is a consultant) and six directors under the 2019 Incentive Plan. Options were granted at an exercise price of $ 6.21 per share with vesting periods ranging from three to four years. Directors and Senior officers are entitled to full acceleration of their unvested options upon the occurrence of cumulative two certain events. As of March 31, 2020, there are 101,041 shares available for issuance under the 2019 plan.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

C.	Share-based compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Three months ended March 31,
	2020	2019
Underlying value of ordinary share ($)	6.21	2.03
Exercise price ($)	6.21	2.03
Expected volatility (%)	85.0	93.1
Term of the option (years)	6.25	6.25
Risk-free interest rate (%)	0.52	2.23

The cost of the benefit embodied in the options granted during the three months ended March 31, 2020, based on their fair value as at the grant date, is estimated to be approximately $3.6 million. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Ordinary Shares under the Company’s share option plan is as follows:

	For the three months ended March 31, 2020
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	3,143,802	1.09	25,733
Granted	814,700	6.21
Forfeited	(16,747)	1.69
Exercised	(57,325)	1.85
Outstanding at the end of period	3,884,430	2.87	16,035
Vested at end of period	1,654,090
Weighted average remaining contractual life – years as of March 31, 2020	6.96

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

C.	Share-based compensation: (Cont.)

Warrants:

As of March 31, 2020, and 2019, the Company had the following outstanding warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share		Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to Yeda (see 1 below)	May 11, 2017	May 11, 2025	(*	)	591,382
Private Warrants issued to Founders (see 2 below)	November 27, 2017		-		10,589
Private Placement Warrants (see 3 below)	IPO (December 13, 2018)	December 13, 2023	$11.50		2,900,000
Public Warrants (see 4 below)	IPO (December 13, 2018)	October 28, 2024	$11.50		3,500,000
					7,001,971

(*)	less than $0.001.

1.	In May 2017, in accordance with the 2017 License Agreement (see also Note 10C), the Company issued to Yeda, for nominal consideration, 591,382 warrants to purchase Common Stock at $0.0001 nominal value. No expenses or income were recorded in R&D expenses, net in the consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019.

236,552 warrants were fully vested and exercisable on the date of their issuance. The remainder of the warrants will vest and become exercisable subject to achievement of certain milestones specified in the agreement as follows:

a.	177,414 upon the filing of a patent application covering any Discovered Target or a Product

b.	118,277 upon achievement of the earlier of the following milestone by the Company:

(i)	execution of an agreement with a pharmaceutical company with respect to the commercialization of any of the Company’s licensed technology or the Consulting IP or a Product (both defined in the 2017 License Agreement) or

(ii)	the filing of a patent application covering any Discovered Target (as defined in the 2017 License Agreement) or a Product.

c.	59,139 upon completion of a Phase 1 clinical trial in respect of a Product.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

C.	Share-based compensation: (Cont.)

2.	In November 2017, the Company issued 7,615 warrants to Yeda and 2,974 warrants to its founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants have no exercise price.

3.	The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Placement Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

4.	The Public Warrants became exercisable upon Closing of the Reverse Recapitalization. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, Public Warrants must be exercised in multiples of two warrants. The Company filed a Registration Statement on Form S-1 for the resale of shares underlying the warrants on December 13, 2019, which was declared effective on January 3, 2020. The Public Warrants will expire five years after the completion of the Reverse Recapitalization or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

C.	Share-based compensation: (Cont.)

(2)	The following table sets forth the total share-based payment expenses resulting from options granted, included in the statements of operation:

	Three months ended March 31,
	2020	2019
R&D	192	194
General and administrative	145	110
	337	304

NOTE 9	–	RELATED PARTIES

On October 31, 2018, BiomX entered into a research collaboration agreement with Janssen Research & Development, LLC (“Janssen”) an affiliate of shareholder Johnson & Johnson Development Corporation, for a collaboration on biomarker discovery for inflammatory bowel disease (“IBD”). Under the agreement, BiomX is eligible to receive fees totaling $167 thousand in installments of $50 thousand within 60 days of signing of the agreement, $17 thousand upon completion of data processing, and two installments of $50 thousand each, upon delivery of Signature Phase I of the Final Study Report (both terms defined within the agreement). Unless terminated earlier, this agreement will continue in effect, until 30 days after the parties complete the research program and BiomX provide Janssen with a final study report. The research period started during March 2019 and ended on September 2019. The final report was provided to Janssen in December 2019.

NOTE 10	–	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Ordinary Shares used in the calculation of basic and diluted net loss per share are as follows (USD in thousands, except share and per share data):

	Three months ended March 31,
	2020	2019

Net loss	5,901	3,225
Interest accrued on preferred shares (pre-merger – BiomX Ltd.)	-	1,183
Net loss used in the calculation of basic net loss per share	5,901	4,408
Net loss per share	0.26	2.20
Weighted average number of Common Stock	22,897,723	2,005,043

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	–	SUBSEQUENT EVENTS

On May 5, 2020, the Board of Directors approved the grant of 79,000 options to four employees under the 2019 Incentive Plan. Options were granted at an exercise price of $5.59 per share with a vesting period of four years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “we,” “us,” the “Company” or similar words refer to the combined company, BiomX Inc. When this Quarterly Report references “BiomX” and describes the business of BiomX, it refers to the business of BiomX Ltd., an Israeli company and wholly-owned subsidiary of the Company. The financial statements included in this Quarterly Report show the consolidated balances and transactions of the Company and BiomX and may also show comparative financial information of BiomX (the acquirer in a reverse merger for accounting purposes). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Pursuant to a merger agreement dated as of July 16, 2019 and amended as of October 11, 2019, among other things, CHAC Merger Sub Ltd., an Israeli company and wholly owned subsidiary of the Company, merged with and into BiomX, with BiomX continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Business Combination”). The Business Combination was treated as a “reverse merger” in accordance with GAAP. For accounting purposes, BiomX was considered to have acquired the Company. Therefore, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which BiomX issued stock for the net assets of the Company. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. The post-acquisition financial statements of the Company had shown the consolidated balances and transactions of the Company and BiomX as well as comparative financial information of BiomX (the acquirer for accounting purposes).

General

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

Recent Developments

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.  The Company has implemented recommended measures to safeguard the health and safety of its employees and clinical trial participants, and the continuity of its business operations. As of May 14, 2020, the COVID-19 pandemic has not had a material impact on our results of operation.  However, uncertainty remains as to the potential impact of the COVID-19 pandemic on our future research and development activities. It is not currently possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels, and we do not yet know the full extent of any impact on our business or our operations.  We will continue to monitor the COVID-19 pandemic closely and intend to follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
	In thousands
Research and development (“R&D”) expenses, net	$3,908	$2,743
General and administrative expenses	2,058	981
Operating loss	5,966	3,724
Finance expenses income, net	(65)	(499)
Net Loss	$5,901	$3,225

Research and development expenses were $3,908 for the three months ended March 31, 2020, compared to $2,743 thousand for the three months ended March 31, 2019. The increase of $1,165, or 42%, is primarily due to the manufacturing of BX001 and BX002, the Company’s product candidates for acne-prone skin and IBD, respectively, and due to the BX001 Phase 1 cosmetic clinical study.

General and administrative expenses were $2,058 for the three months ended March 31, 2020, compared to $981 thousand for the three months ended March 31, 2019. The increase of $1,077, or 110%, is primarily due to expenses associated with public company infrastructure.

Clinical Updates

On March 31st, 2020 we announced positive topline results from a the randomized, double-blind, dose-finding, placebo-controlled single center Phase 1 cosmetic clinical study of BX001, a topical gel comprised of a cocktail of naturally-occurring phage targeting C. acnes to improve the appearance of acne-prone skin in subjects with acne-prone skin. The 75 enrolled individuals with mild-to-moderate acne were randomized into one of three cohorts: a high dose cohort, a low dose cohort, and a placebo cohort (vehicle). The study met its primary endpoint of safety and tolerability for both doses of BX001, as well as a statistically significant (p=0.036) reduction of Cutibacterium acnes (C. acnes) levels for the high dose of BX001 compared to placebo. C. acnes are bacteria implicated in the pathophysiology of acne vulgaris.

BX001 is a topical gel comprised of a cocktail of naturally-occurring phage targeting C. acnes to improve the appearance of acne-prone skin. The Phase 1 cosmetic clinical study was a four-week randomized, double-blind, dose-finding, placebo-controlled single center trial which enrolled 75 individuals with mild-to-moderate acne. Enrolled individuals were randomized into one of three cohorts: a high dose cohort, a low dose cohort, and a placebo cohort (vehicle).

The Phase 2 cosmetic clinical study is planned to be a 12-week randomized, double-blind, placebo-controlled trial in 100 individuals with mild-to-moderate acne. Enrolled individuals will be randomized into one of two cohorts: BX001 or placebo (vehicle). Findings from post-hoc analyses of data from the BX001 Phase 1 cosmetic clinical study resulted in plans to enrich the subject population for certain characteristics in the Phase 2 BX001 cosmetic clinical study.

BiomX’s guidance on the timing of certain clinical milestones has evolved, partly due to the health and safety precautions we’ve taken and challenges in clinical trial enrollment due to the COVID-19 pandemic. Results from the phase 2 cosmetic clinical study of BX001 are expected in the second quarter of 2021. Results from the first-in-human Phase 1a study of BX002 in IBD are expected in the fourth quarter of 2020 and results from the phase 1b/phase 2a are expected in the second half of 2021. As the PSC program shares the same bacterial target (Klebsiella pneumoniae) as the IBD program, BiomX plans to apply the Phase 1 study results in IBD to inform the PSC program, with the intention of progressing into Phase 2 development in PSC in 2022. Proof of concept in animal models in the colorectal cancer program is expected by the second quarter of 2021.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	In thousands
Net cash used in operating activities	$(6,671)	$(3,040)
Net cash used in investing activities	(329)	(192)
Net cash provided by financing activities	31	1,800
Net increase (decrease) in cash and cash equivalents	$(6,969)	$(1,432)

Net cash used in operating activities for the three months ended March 31, 2020 included our net loss of $5.9 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of decrease in trade account payables of $1.8 million.

Net cash used in operating activities for the three months ended March 31, 2019 was $3.0 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of $ 3.2 million net loss.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $0.3 million, mainly as a result of purchasing property and equipment.

During the three months ended March 31, 2019, net cash used in investing activities was $0.2 million, mainly as a result of purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.03 million, consisting of exercise of stock options and outflows in connection with current assets and liabilities acquired in reverse recapitalization.

During the three months ended March 31, 2019, net cash provided by financing activities was $1.8 million, as a result of issuance of preferred shares, net of issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, costs and expenses, or the disclosure of contingent assets and liabilities in our financial statements during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures during the period covered by this Quarterly Report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

Management did not have sufficient time following the Business Combination to complete a comprehensive assessment of internal control over financial reporting for the year ended December 31, 2019. In making this determination, we considered the effects of the Business Combination, which is treated as a “reverse merger” in accordance with GAAP and after which, substantially all of the business of the Company was that of BiomX. Management has begun to take steps to strengthen the Company’s internal control over financial reporting, including the hiring of experienced accounting and finance staff, and adopting new policies and procedures, and intends to take additional steps during the 2020 fiscal year. Management intends to complete its assessment for inclusion in our 2020 Annual Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the principal risks that we believe are material to our business, results of operations, and financial condition from those disclosed in Part I, Item 1A—“Risk Factors” of the 2019 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation of the Company, effective on October 28, 2019
10.1	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed by the registrant on March 26, 2020)
10.2	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed by the registrant on March 26, 2020)
10.3	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed by the registrant on March 26, 2020)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: May 14, 2020	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Vice President of Finance and Operations
(Principal Financial Officer and Principal Accounting Officer)