Form 10-Q
period 2020-06-30
BiomX Inc.
filed 2020-08-13
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, 23,145,964 shares common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other securities laws. For example, when we discuss our clinical and pre-clinical development program, including timing and milestones thereof, the design and potential of our product candidates, the potential effect of COVID-19 on our business and levels of expenses, sufficiency of financial resources and financial needs we are making forward-looking statements. These statements include words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	our limited operating history;

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	the impact of the coronavirus disease 2019 (“COVID-19”) pandemic on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

●	the U.S. Food and Drug Administration’s (“FDA”) classification of our BX001 product candidate for acne-prone skin as a drug or cosmetic and the impact of changing regulatory requirements on our ability to develop and commercialize BX001;

●	obtaining FDA acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials;

●	the ability of our product candidates to demonstrate requisite safety and tolerability for cosmetics, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

ii

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to manage the growth of the business;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations;

●	potential security breaches, including cybersecurity incidents;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our 2019 Annual Report and in Part II, Item 1A of this Quarterly Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

USD in thousands, except share and per share data

		As of
	Note	June 30, 2020	December 31, 2019
ASSETS

Current assets

Cash and cash equivalents		59,377	72,256
Restricted cash		853	154
Short-term deposits	3	10,390	10,003
Related party	9	-	50
Other current assets		821	2,068
Total current assets		71,441	84,531

Non-current assets
Lease deposit		-	5
Property and equipment, net		2,092	1,881
In-process research and development (“R&D”)	6	3,798	4,556
Operating lease right-of-use asset	4	979	1,148
Total non-current assets		6,869	7,590

		78,310	92,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

USD in thousands, except share and per share data

		As of
	Note	June 30, 2020	December 31, 2019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade account payables		1,282	3,253
Other account payables		1,830	2,596
Current portion of lease liabilities	4	369	375
Total current liabilities		3,481	6,224

Non-current liabilities
Lease liabilities - net of current portion	4	665	856
Contingent liabilities	5,7	643	585
Total non-current liabilities		1,308	1,441

Commitments and Contingent Liabilities	7

Shareholders’ equity
Common stock, $0.0001 par value (“Common Stock”); Authorized - 60,000,000 shares as of June 30, 2020 and December 31, 2019. Issued - 23,145,964 as of June 30, 2020 and 22,862,835 as of December 31, 2019. Outstanding - 23,140,264 shares as of June 30, 2020 and 22,862,835 as of December 31, 2019	8	2	2
Additional paid in capital		127,798	126,626
Accumulated deficit		(54,279)	(42,172)
Total shareholders’ equity		73,521	84,456

		78,310	92,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

USD in thousands, except share and per share data

		Three months ended June 30,		Six months ended June 30,
	Note	2020	2019	2020	2019

Research and development expenses, net		4,097	2,864	8,005	5,600
General and administrative expenses		2,297	1,203	4,355	2,190
Operating loss		6,394	4,067	12,360	7, 790

Financial income, net		(188)	(289)	(253)	(787)

Net Loss		6,206	3,778	12,107	7,003

Basic and diluted loss per share of Common Stock	10	0.27	2.50	0.53	4.68

Weighted average number of shares of Common Stock outstanding, basic and diluted		22,969,075	2,005,047	22,944,482	2,005,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

USD in thousands, except share and per share data

	Common Stock			Additional paid	Accumulated	Total shareholders’
	Shares	Amount		in capital	deficit	equity
Balance as of December 31, 2019	22,862,835	2		126,626	(42,172)	84,456

Exercise of options	57,325	(*	)	106	-	106
Share-based payment	-	-		337	-	337
Net loss	-	-		-	(5,901)	(5,901)

Balance as of March 31, 2020	22,920,160	2		127,069	(48,073)	78,998
Exercise of options	220,104	(*	)	52	-	52
Share-based payment	-	-		677	-	677
Net loss	-	-		-	(6,206)	(6,206)

Balance as of June 30, 2020	23,140,264	2		127,798	(54,279)	73,521

(*)	Less than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

USD in thousands, except share and per share data

	Common Stock		Preferred A Shares (pre-merger- BiomX Ltd.)		Preferred B Shares (pre-merger- BiomX Ltd.)		Additional		Total
	Shares (**)	Amount	Shares (*)	Amount	Shares (*)	Amount	paid in capital	Accumulated deficit	shareholders’ equity

Balance as of December 31, 2018	2,307,871	(*)	7,543,831	1	5,170,357	1	64,410	(21,609)	42,803

Issuance of shares	-	-	-	-	308,628	(*)	1,800	-	1,800
Share-based payment	-	-	-	-	-	-	304	-	304
Net loss	-	-	-	-	-	-	-	(3,225)	(3,225)

Balance as of March 31, 2019	2,307,871	(*)	7,543,831	1	5,478,985	1	66,514	(24,834)	41,682

Share-based payment	-	-	-	-	-	-	327	-	327
Net loss	-	-	-	-	-	-	-	(3,778)	(3,778)

Balance as of June 30, 2019	2,307,871	(*)	7,543,831	1	5,478,985	1	66,841	(28,612)	38,231

(*)	Less than $1.

(**)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction consummated on October 28, 2019 (refer to Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

USD in thousands

	For the six months ended June 30,
	2020	2019

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(12,107)	(7,003)

Adjustments required to reconcile cash flows used in operating activities
Depreciation and amortization	1,016	205
Share-based compensation	1,014	631
Revaluation of contingent liabilities	58	14

Changes in operating assets and liabilities:
Other receivables	1,252	(93)
Trade account payables	(1,896)	319
Other account payables	(766)	94
Operating lease liabilities	(28)	-
Related parties	50	(95)
Net cash used in operating activities	(11,407)	(5,928)

CASH FLOWS – INVESTING ACTIVITIES
Decrease (Increase) in short-term deposits	(387)	12,438
Purchase of property and equipment	(469)	(766)
Net cash provided by (used in) investing activities	(856)	11,672

CASH FLOWS – FINANCING ACTIVITIES
Issuance of preferred shares, net	-	1,800
Outflows in connection with current assets and liabilities acquired in Recapitalization Transaction	(75)	-
Exercise of stock options	158	-
Net cash provided by financing activities	83	1,800

Increase (decrease) in cash and cash equivalents and restricted cash	(12,180)	7,544

Cash and cash equivalents and restricted cash at the beginning of the period	72,410	8,693

Cash and cash equivalents and restricted cash at the end of the period	60,230	16,237

Supplemental non-cash transactions:
Recognition of right-of-use asset and lease liability upon adoption of ASU 2016-02	-	662

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	GENERAL

A.	General information:

BiomX Inc. (together with its subsidiaries, BiomX Ltd. and RondinX Ltd., the “Company” or “BiomX”, formerly known as Chardan Healthcare Acquisition Corp.) was incorporated as a blank check company on November 1, 2017, under the laws of the state of Delaware, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

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

On October 28, 2019, the Company acquired 100% of the outstanding shares of BiomX Israel (the “Recapitalization Transaction”). Pursuant to the aforementioned merger agreement, in exchange for all of the outstanding shares of BiomX Israel, the Company issued to the shareholders of BiomX Israel a total of 15,069,058 shares of the Company’s Common Stock representing approximately 65% of the total shares issued and outstanding after giving effect to the Recapitalization Transaction. As a result of the Recapitalization Transaction, BiomX Israel became a wholly owned subsidiary of the Company. As the shareholders of BiomX Israel received the largest ownership interest in the Company, BiomX Israel was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the financial statements of BiomX Israel for all periods presented.

Following the Recapitalization Transaction, the Company retained $60.1 million held in a trust account, after redemptions of a portion of shares of Common Stock issued in the initial public offering of the Company and held by certain shareholders.

The numbers of shares and instruments convertible into shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

On October 28, 2019, the Company was renamed BiomX Inc. and the Company’s shares of Common Stock, units, and warrants began trading in NYSE American under the symbols PHGE, PHGE.U, and PHGE.WS, respectively.

On February 6, 2020, the Company’s Common Stock also began trading on the Tel Aviv Stock Exchange.

B.	Risk factors:

To date, the Company has not generated revenue from its operations. As of June 30, 2020, the Company had a cash and cash equivalent and restricted cash balance of approximately $60 million and short-term deposits of approximately $10 million, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these condensed consolidated financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

Consistent with its continuing R&D activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities and possibly additional grants from the Israel Innovation Authority (“IIA”) or other government or non-for-profit institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favourable to us.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

C.	Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

The financial information contained in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that the Company filed with the SEC on March 26, 2020.

D.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. Actual results could differ from those estimates.

E.	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

F.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are identical to those applied in the preparation of the latest annual audited financial statements with the exception of the following:

In August 2018, the FASB issued ASU No. 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808),” which clarifies the interaction between Topic 808 and Topic 606, “Revenue from Contracts with Customers”. The Company adopted this standard in the first quarter of fiscal year 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

G.	Recent Accounting Standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses”, to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures.

NOTE 3	–	SHORT-TERM DEPOSITS

Short-term deposits represent time deposits placed with banks with original maturities of greater than three months but less than one year. Interest earned is recorded as financial income in the consolidated statements of operations during the periods for which the Company held short-term deposits.

As of June 30, 2020, the Company had deposits dominated in New Israeli Shekels (“NIS”) and in USD at Leumi Bank (Israel) and BHI USA with fixed annual interest of 0.5% - 1.58% per year. As of June 30, 2019, the Company had deposits at Leumi Bank (Israel) and BHI USA with fixed annual interest of 2.4% - 3.6% per year.

NOTE 4	–	LEASES

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” using the modified retrospective approach for all lease arrangements at the beginning period of adoption. The Company leases office space under operating leases. As of June 30, 2020, the Company’s right-of-use assets and lease liabilities for operating leases totalled $979 thousand and $1,034 thousand, respectively.

In May 2017, BiomX Israel entered into a lease agreement for office space in Ness Ziona, Israel for five years, beginning on June 1, 2017, with an option to extend for an additional five years. Monthly lease payments under the agreement are approximately $18 thousand. As part of the agreement, the Company has obtained a bank guarantee in favor of the property owner in the amount of approximately $95 thousand, representing four monthly lease and related payments. Lease expenses recorded in the condensed consolidated statements of operations were $56 thousand and $108 thousand for the three and six months ended June 30, 2020, respectively. Lease expenses recorded in the condensed consolidated statements of operations were $48 thousand and $96 thousand for the three and six months ended June 30, 2019, respectively.

In September 2019, BiomX Israel entered into a lease agreement for office space in Ness Ziona, Israel for five years beginning on September 8, 2019, with an option to extend for an additional period until July 14, 2027. Monthly lease payments under the agreement are approximately $12 thousand. As part of the agreement, BiomX Israel obtained a bank guarantee in favor of the property owner in the amount of approximately $59 thousand, representing four monthly lease and related payments. Lease expenses recorded in the condensed consolidated statements of operations were $34 thousand and $70 thousand for the three and six months ended June 30, 2020, respectively.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	–	LEASES (Cont.)

Supplemental cash flow information related to operating leases was as follows (USD in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Cash payments for operating leases	90	178

As of June 30, 2020, the Company's operating leases had a weighted average remaining lease term of 3.75 years and a weighted average discount rate of 3%. Future lease payments under operating leases as of June 30, 2020 were as follows (USD in thousands):

Operating Leases
Remainder of 2020	$188
2021	$369
2022	$269
2023	$142
2024	$97
Total future lease payments	$1,065
Less imputed interest	(31)
Total lease liability balance	$1,034

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	–	ACQUISITION OF SUBSIDIARY

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. for consideration valued at $4.5 million. The consideration included the issuance of 250,023 Preferred A Shares, the issuance of warrants to purchase an aggregate of 4,380 Series A-1 preferred shares and additional contingent consideration. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for the treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties. The contingent consideration may require the Company to issue 567,729 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares authorized or outstanding as of the time the payment is due, or a combination of both of up to $32 million within ten years from the closing of the share purchase agreement. The contingent consideration may also require the Company to pay a qualifying up-front fee upon entering of agreements with certain third parties or their affiliates that include within three years from the closing of the share purchase agreement. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares.

The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2020 or 2019.

The change in the fair value of the contingent consideration as of June 30, 2020 and June 30, 2019 was as follows (USD in thousands):

Contingent consideration

As of December 31, 2019	585
Revaluation of contingent consideration	58
As of June 30, 2020	643

Contingent consideration

As of December 31, 2018	889
Revaluation of contingent consideration	14
As of June 30, 2019	903

NOTE 6	–	IN-PROCESS RESEARCH AND DEVELOPMENT

Intangible assets acquired in the RondinX Ltd. acquisition (see Note 5) were determined to be in-process R&D. In accordance with ASC 350-30-35-17A (“Intangible assets with indefinite lives”), R&D assets acquired in a business combination are considered an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. On January 1, 2020, the in-process R&D efforts were completed. The Company had determined the useful life of the R&D assets for three years and began amortizing these assets accordingly in the financial statements. Amortization expenses recorded in the condensed consolidated statements of operations were $379 thousand and $758 thousand for the three and six months ended June 30, 2020, respectively. Based on management’s analysis, there was no impairment for the three and six months ended June 30, 2020 or 2019.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES

A.

During 2015, 2016 and 2017, BiomX Israel submitted three applications to the IIA for an R&D project for the technological incubators program. The approved budget per year per application was NIS 2.7 million (approximately $726 thousand). According to the IIA directives, the IIA transferred to the Company 85% of the approved budget while the remainder of the budget was funded by certain shareholders.

In December 2019, the IIA approved a new application for a total budget of NIS 10.8 million (approximately $3.1 million). IIA committed to funding 30% of the approved budget. The program is for the period beginning July 2019 through December 2019. BiomX Israel has not yet submitted the final report to the IIA for this program.

During December 2019, BiomX Israel submitted three additional applications to the IIA, for a total budget of NIS 41.1 million (approximately $11.9 million). The IIA approved one, for a total budget of NIS 15.6 million (approximately $4.4 million). The IIA will fund 30% of this budget. The program is for the period beginning January 2020 through December 2020. As of June 30, 2020, the Company received NIS 1.6 million (approximately $0.5 million) from the IIA with respect to the program.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received, including annual interest of LIBOR linked to the USD. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of the Company. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the Company’s R&D programs and generating sales. The Company has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2020; therefore, no liability was recorded in these condensed consolidated financial statements.

As of June 30, 2020, the Company had a contingent obligation to the IIA in the amount of approximately $2.3 million including annual interest of LIBOR linked to the USD.

B.

In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), according to which Yeda undertakes to procure the performance of certain research, including proof-of-concept studies testing in-vivo phage eradication against a model bacteria in germ free mice, development of an inflammatory bowel disease (“IBD”) model in animals under germ-free conditions and establishing an in-vivo method for measuring immune induction capability (Th1) of bacteria, followed by testing several candidate IBD inducing bacterial strains during the research period, as defined in the 2015 License Agreement and subject to the terms and conditions specified in the 2015 License Agreement. BiomX Israel contributed an aggregate of approximately $1.8 million to the research budget agreed upon in the 2015 License Agreement. In addition, Yeda granted BiomX Israel an exclusive worldwide license for the development, production and sale of the products, as defined and subject to the terms and conditions specified in the 2015 License Agreement. In return, BiomX Israel will pay Yeda annual license fees of approximately $10 thousand and royalties on revenues as defined in the 2015 License Agreement. In addition, in the event of certain mergers and acquisitions by the Company, Yeda will be entitled to an amount equivalent to 1% of the consideration received under such transaction (the “Exit Fee”), as adjusted per the terms of the 2015 License agreement. Upon the closing of the Recapitalization Transaction, the provisions of the 2015 License agreement related to the Exit Fee were amended wherein the Company will be obligated to pay Yeda a one-time payment instead of the Exit Fee, as described in the amendment which will not exceed 1% of the consideration received under any merger or acquisition involving the Company (see note 7H). As the Company has not yet generated revenue from operations, no provision was included in the condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 with respect to the 2015 License Agreement.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	–	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

C.

In May 2017, BiomX Israel signed an additional agreement with Yeda (the “2017 License Agreement”), according to which, Yeda provided a license to the Company. As consideration for the license, the Company will pay $10 thousand over the term of the 2017 License Agreement, unless earlier terminated by either party, and granted Yeda 591,382 warrants to purchase shares of Common Stock of the BiomX Inc. Refer to Note 8 below for the terms of the warrants granted. In addition, the 2017 License Agreement includes additional consideration contingent upon future sales or sublicensing revenue. As the Company has not yet generated revenue from operations, no provision was included in the consolidated financial statements with respect to the 2017 License Agreement as of June 30, 2020 and December 31, 2019.

In July 2019, the Company and Yeda amended the 2015 License Agreement and the 2017 License Agreement with Yeda (the “Amendment”). See note 7H regarding the amendment.

D.

In April 2017, BiomX Israel signed an exclusive patent license agreement with the Massachusetts Institute of Technology (“MIT”) covering methods to synthetically engineer phage. According to the agreement, BiomX Israel received an exclusive, royalty-bearing license to certain patents held by MIT. In return, BiomX Israel paid an initial license fee of $25 thousand during the year ended December 31, 2017 and is required to pay certain license maintenance fees of up to $250 thousand in each subsequent year and following the commercial sale of licensed products. BiomX Israel is also required to make payments to MIT upon the satisfaction of development and commercialization milestones totaling up to $2.4 million in aggregate as well as royalty payments on future revenues. The consolidated financial statements as of June 30, 2020 and December 31, 2019 include a liability with respect to this agreement in the amount of $156 thousand and $108 thousand, respectively.

E.

As successor in interest to RondinX Ltd., BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which BiomX Israel has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, BiomX Israel will pay license fees of $10 thousand subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party as outlined in the agreement. In addition, the Company will pay a royalty in the low single digits on revenue of products. The consolidated financial statements as of June 30, 2020 and December 31, 2019 include a liability with respect to this agreement in the amount of $89 thousand and $260 thousand, respectively.

F.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to the Company’s IBD program. In return, the Company will pay annual license fee of between $15 thousand to $25 thousand subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $3.2 million and royalty payments based on future revenue. As the Company has not yet generated revenue from operations, and the achievement of certain milestones is not probable, no provision was included in the condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 with respect to the agreement.

In April 2019, BiomX Israel signed an additional patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent rights related to the Company’s Primary Sclerosing Cholangitis program. In return, the Company is required (i) to pay a license issue fee of $20 thousand and annual license fees ranging from $15 thousand to $25 thousand and (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $3.2 million and (iii) make tiered royalty payments, in the low single digits based on future revenue. The consolidated financial statements include liabilities with respect to this agreement in the amount of $398 thousand and $217 thousand as of June 30, 2020 and December 31, 2019, respectively.

G.	BiomX Israel committed to enter into loan agreements with certain shareholders who were subject to taxation in Israel in connection with the Recapitalization Transaction. The loans are for a period of up to two years, are non-recourse, and are secured by Company shares issued to them that have a value that equals three times the loan amount. If any of such shareholders defaults on such loan, the Company will have the right to forfeit or sell such number of shares as have a value equal to the amount of the loan (plus interest accrued thereon) not timely repaid, based on their market price at the time of such forfeiture or sale. As of June 30, 2020, one loan was granted in the amount of $19 thousand, and the aggregate amount of the remaining potential commitment is $89 thousand. All other shareholders waived their right to the loans. The number of shares of Common Stocks in respect of which the $19 thousand loan was granted was 5,700. The granting of the loan and the restrictions imposed on the related Common Stock until repayment of the loan were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan.

H.	In July 2019, the Company and Yeda amended the 2015 License Agreement and to the 2017 License Agreement with Yeda. Pursuant to the Amendment, following the closing of the Recapitalization Transaction, the provisions of the Yeda license agreements related to the exit fee were amended so that the Company is obligated to pay Yeda a one-time payment as described in the Amendment which will not exceed 1% of the consideration received in the event of any merger or acquisition involving the Company instead of the Exit Fee, with respect to each license agreement.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY

A.	Share Capital:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2020, the Company had 23,145,964 issued shares and 23,140,264 outstanding shares of Common Stock.

Share Exchange:

As detailed in Note 1, as part of the Recapitalization Transaction on October 28, 2019, the Company issued 15,069,058 shares of Common Stock in exchange for approximately 65% of the issued and outstanding ordinary shares and all the preferred shares of BiomX Israel. The number of shares prior to the Recapitalization Transaction have been retroactively adjusted based on the equivalent numbers of shares received by the accounting acquirer in the Recapitalization Transaction.

In addition, the Company also agreed to issue the following number of additional shares of Common Stock, in the aggregate, to Chardan Healthcare Acquisition Corp. shareholders on a pro rata basis, subject to the Company’s achievement of the conditions specified below following the Recapitalization Transaction (all with respect to the Company’s shares of Common Stock traded on NYSE American):

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

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

B.	Share-based compensation:

In 2015, the Board of Directors of BiomX Israel approved a plan for the allocation of options to employees, service providers, and officers (the “2015 Plan”). The options represented a right to purchase one ordinary share of BiomX Israel in consideration of the payment of an exercise price. Also, the options were granted in accordance with the “capital gains route” under section 102 and section 3(i) of the Israeli Income Tax Ordinance and section 409A of the Israeli Internal Revenue Code.

The original 2015 Plan was adjusted following the Recapitalization Transaction on October 28, 2019 such that each outstanding option entitles its holder to purchase one share of Common Stock of the Company. As a result, the number of options and exercise price per share were adjusted in a technical manner such that there was no change in the fair value of the awards under the adjusted 2015 Plan. The number of outstanding options and exercise prices in this Note have been restated to reflect the adjusted 2015 Plan. As of June 30, 2020, there are no shares remaining for issuance under the 2015 Plan.

During 2019, the Board approved the grant of 704,669 options without consideration to 22 employees and 79,630 options without consideration to two consultants. 527,716 of the options granted are to the executive officers of the Company. These options were granted under the 2015 Plan.

During 2019, 74,581 options were exercised to purchase shares of Common Stock at an average exercise price of $1.34 per share.

Certain senior employees are entitled to full acceleration of their unvested options upon the occurrence of a cumulative two certain events.

In 2019, the Company adopted a new incentive plan (the “2019 Plan”) to grant 1,000 options, exercisable for Common Stock.

The aggregate number of shares of Common Stock that may be delivered pursuant to the 2019 Plan will automatically increase on January 1 of each year, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of Common Stock than provided herein. On January 1, 2020, number of shares of Common Stock available to grant was increased by 914,741.

On March 25, 2020, the Board of Directors approved the grant of 814,700 options without consideration to 65 employees, one consultant, four senior officers (one of whom is a consultant), and six directors under the 2019 Plan. These options were granted at an exercise price of $6.21 per share with vesting periods ranging from three to four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of cumulative two certain events.

On May 5, 2020, the Board of Directors approved the grant of 79,000 options without consideration to four employees, under the 2019 Plan. These options were granted at an exercise price of $5.59 per share with a vesting period of four years.

As of June 30, 2020, there are 28,041 shares available for issuance under the 2019 Plan.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

B.	Share-based compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Six months ended June 30,
	2020	2019

Underlying value of share of Common Stock ($)	5.59-6.21	4.91
Exercise price ($)	5.59-6.21	4.91
Expected volatility (%)	85.0	93.1
Term of the option (years)	6.25	6.25
Risk-free interest rate (%)	0.37-0.52	2.23

The cost of the benefit embodied in the options granted during the six months ended June 30, 2020, based on their fair value as at the grant date, is estimated to be $3.9 million. These amounts will be recognized in the consolidated statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the six months ended June 30, 2020
	Number of Options	Weighted average exercise price	Aggregate intrinsic value
		USD	USD in thousands
Outstanding at the beginning of period	3,143,802	1.09	25,733
Granted	893,700	6.16
Forfeited	(41,925)	2.45
Exercised	(277,429)	0.63
Outstanding at the end of period	3,718,148	3.08	10,484
Vested at end of period	1,641,346
Weighted average remaining contractual life – years as of June 30, 2020	6.92

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

B.	Share-based compensation: (Cont.)

Warrants:

As of June 30, 2020, and December 31, 2019, the Company had the following outstanding warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share (USD)		Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to Yeda (see 1 below)	May 11, 2017	May 11, 2025	(*	)	591,382
Private Warrants issued to founders (see 2 below)	November 27, 2017		-		10,589
Private Placement Warrants (see 3 below)	IPO (December 13, 2018)	December 13, 2023	11.50		2,900,000
Public Warrants (see 4 below)	IPO (December 13, 2018)	October 28, 2024	11.50		3,500,000
					7,001,971

(*)	less than $0.001.

1.	In May 2017, in accordance with the 2017 License Agreement (see also Note 7C), BiomX Israel issued to Yeda, for nominal consideration, 591,382 warrants to purchase Common Stock at $0.0001 nominal value. No expenses or income were recorded in R&D expenses, net in the consolidated statements of comprehensive loss for the six months ended June 30, 2020 and 2019.

236,552 warrants were fully vested and exercisable on the date of their issuance. The remainder of the warrants will vest and become exercisable subject to achievement of certain milestones specified in the agreement as follows:

a.	177,414 upon the filing of a patent application covering any Discovered Target or a Product (both as defined in the 2017 License Agreement).

b.	118,277 upon achievement of the earlier of the following milestones by the Company:

(i)	execution of an agreement with a pharmaceutical company with respect to the commercialization of any of the Company’s licensed technology or the Consulting IP or a Product (both defined in the 2017 License Agreement) or

(ii)	the filing of a patent application covering any Discovered Target (as defined in the 2017 License Agreement) or a Product.

c.	59,139 upon completion of a Phase 1 clinical trial in respect of a Product (as defined in the 2017 License Agreement).

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

B.	Share-based compensation: (Cont.)

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

3.	The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Company initial public offering, except that the Private Placement Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

4.	The Public Warrants became exercisable upon the closing of the Recapitalization Transaction. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, Public Warrants must be exercised in multiples of two warrants. The Company filed a Registration Statement on Form S-1 for the resale of shares underlying the warrants on December 13, 2019, which was declared effective on January 3, 2020. The Public Warrants will expire five years after the completion of the Recapitalization Transaction or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

BIOMX INC.

(formerly known as Chardan Healthcare Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8	–	SHAREHOLDERS EQUITY (Cont.)

(2)	The following table sets forth the total share-based payment expenses resulting from options granted, included in the consolidated statements of operations (USD in thousands):

	Six months ended June 30,
	2020	2019

Research and development expenses, net	502	367
General and administrative	512	264
	1,014	631

	Three months ended June 30,
	2020	2019

Research and development expenses, net	310	173
General and administrative	367	154
	677	327

NOTE 9	–	RELATED PARTIES

On October 31, 2018, BiomX Israel entered into a research collaboration agreement with Janssen Research & Development, LLC (“Janssen”), an affiliate of shareholder Johnson & Johnson Development Corporation, for a collaboration on biomarker discovery for IBD. Under the agreement, BiomX Israel was eligible to receive fees totaling $167 thousand in installments of $50 thousand within 60 days of signing of the agreement, $17 thousand upon completion of data processing, and two installments of $50 thousand each, upon delivery of Signature Phase I of the Final Study Report (both terms defined within the agreement). Unless terminated earlier, this agreement was in effect, until 30 days after the parties complete the research program and BiomX Israel provide Janssen with a final study report. The research period started during March 2019 and ended in September 2019. The final report was provided to Janssen in December 2019.

NOTE 10	–	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows (USD in thousands, except share and per share data):

	Six months ended June 30,
	2020	2019

Net loss	12,107	7,003
Interest accrued on preferred shares (pre-merger – BiomX Israel)	-	2,381
Net loss used in the calculation of basic net loss per share	12,107	9,384
Net loss per share	0.53	4.68
Weighted average number of shares of Common Stock	22,944,482	2,005,047

	Three months ended June 30,
	2020	2019

Net loss	6,206	3,778
Interest accrued on preferred shares (pre-merger – BiomX Israel)	-	1,231
Net loss used in the calculation of basic net loss per share	6,206	5,009
Net loss per share	0.27	2.50
Weighted average number of shares of Common Stock	22,944,482	2,005,047

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “we,” “us,” the “Company” or similar words refer to the combined company, BiomX Inc. When this Quarterly Report references “BiomX” and describes the business of BiomX, it refers to the business of BiomX Ltd., an Israeli company and wholly-owned subsidiary of the Company, and RondinX Ltd., an Israeli company and wholly-owned subsidiary of BiomX Ltd. The financial statements included in this Quarterly Report show the consolidated balances and transactions of the Company and BiomX and may also show comparative financial information of BiomX (the acquirer in a reverse merger for accounting purposes). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

General

We are a clinical stage microbiome product discovery company developing products using both natural and engineered phage technologies designed to target and destroy bacteria that affect the appearance of skin, as well as harmful bacteria in chronic diseases, such as inflammatory bowel disease (“IBD”), primary sclerosing cholangitis (“PSC”) and colorectal cancer (“CRC”). Bacteriophage or phage are viruses that target bacteria and are considered inert to mammalian cells. By developing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market and orphan diseases.

Since inception in 2015, we have devoted substantially all our resources to organizing and staffing its company, raising capital, acquiring rights to or discovering product candidates, developing its technology platforms, securing related intellectual property rights, and conducting discovery, research and development activities for its product candidates. We do not have any products approved for sale, its products are still in the preclinical and clinical development stages, and it has not generated any revenue from product sales. As we move our product candidates from preclinical to clinical stage and continues with clinical trials, we expect our expenses to increase.

Clinical Developments

During the second quarter of 2020 we updated our guidance on the timing of certain clinical milestones partly due to the health and safety precautions we have taken and challenges in clinical trial enrollment due to the coronavirus disease 2019 (“COVID-19”) pandemic.

On March 31, 2020 we announced positive topline results from a randomized, double-blind, dose-finding, placebo-controlled single center Phase 1 cosmetic clinical study of BX001, a topical gel comprised of a cocktail of naturally-occurring phage targeting Cutibacterium acnes (“C. acnes”) to improve the appearance of acne-prone skin in subjects with acne-prone skin. C. acnes are bacteria implicated in the pathophysiology of acne vulgaris. The 75 enrolled individuals with mild-to-moderate acne were randomized into one of three cohorts: a high dose cohort, a low dose cohort, and a placebo cohort (vehicle). The study met its primary endpoint of safety and tolerability for both doses of BX001, as well as a statistically significant (p=0.036) reduction of C. acnes levels for the high dose of BX001 compared to placebo.

The Phase 2 cosmetic clinical study of BX001 is planned to be a 12-week randomized, double-blind, placebo-controlled trial in 100 individuals with mild-to-moderate acne. Enrolled individuals will be randomized into one of two cohorts: BX001 or placebo (vehicle). Results from the Phase 2 cosmetic clinical study of BX001 are expected in the second quarter of 2021.

Results from the first-in-human Phase 1a study of BX002 in IBD are expected in the fourth quarter of 2020. The study is designed to provide pharmacokinetic measurements and safety data, including an assessment of delivery of viable phage to the gastrointestinal system as a key exploratory endpoint. Results from the Phase 1b/Phase 2a study of BX002 in IBD aimed at evaluating the efficacy of BX002 in reduction of the target bacteria are expected in the second half of 2021.

As the PSC program for BX003 shares the same bacterial target (Klebsiella pneumoniae) as the IBD program for BX002, we plan to apply the Phase 1 study results of BX002 in IBD to inform the PSC program, with the intention of progressing into Phase 2 development of BX003 in PSC in 2022.

For our CRC program, proof of concept in animal models is expected by the second quarter of 2021.

For more information regarding our product candidates, see Part I, Item 1 “Business—Overview of BiomX” of our 2019 Annual Report.

COVID-19

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

The Company has implemented recommended measures to safeguard the health and safety of its employees and clinical trial participants, and the continuity of its business operations. As of August 11, 2020, the COVID-19 pandemic has not had a material impact on our results of operation. However, uncertainty remains as to the potential impact of the COVID-19 pandemic on our future research and development activities and we have revised the timing of our clinical milestones accordingly, see “—Clinical Updates.” It is not currently possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels, and we do not yet know the full impact on our business and operations. We will continue to monitor the COVID-19 pandemic closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the three months ended June 30, 2020 and 2019:

	Three Months ended June 30,
	2020	2019
	USD in thousands
Research and development (“R&D”) expenses, net	4,097	2,864
General and administrative expenses	2,297	1,203
Operating loss	6,394	4,067
Financial income, net	(188)	(289)
Net Loss	6,206	3,778
Basic and diluted loss per share of Common Stock	0.27	2.5
Weighted average number of shares of Common Stock outstanding, basic and diluted	22,969,075	2,005,047

R&D expenses, net (net of grants received from the Israel Innovation Authority (“IIA”) and consideration from research collaborations) were $4.1 million for the three months ended June 30, 2020, compared to $2.9 million for the three months ended June 30, 2019. The increase of $1.2 million, or 43%, is primarily due to the manufacturing of BX001 and BX002, the Company’s product candidates for acne-prone skin and IBD, respectively, for clinical trial and testing purposes. The Company received $0.5 million and $0.3 million in grants from the IIA during the three months ended June 30, 2020 and June 30, 2019, respectively.

General and administrative expenses were $2.3 million for the three months ended June 30, 2020, compared to $1.2 million for the three months ended June 30, 2019. The increase of $1.1 million, or 91%, is primarily due to expenses associated with operating as a public company, such as directors and officers insurance, filing and legal and accounting expenses.

Financial income, net was $0.2 million for the three months ended June 30, 2020, compared to $0.3 million for the three months ended June 30, 2019.

Basic and diluted loss per share of Common Stock was $0.27 for the three months ended June 30, 2020, compared to $2.50 for the three months ended June 30, 2019. The decrease of $2.23, or 89%, is primarily due to the significant increase in the number of our shares of Common Stock as compared to the number of ordinary shares of BiomX Ltd. before the Recapitalization Transaction which does not take into account BiomX Ltd. preferred shares.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the six months ended June 30, 2020 and 2019:

	Six Months ended June 30,
	2020	2019
	USD in thousands
Research and development expenses, net	8,005	5,600
General and administrative expenses	4,355	2,190
Operating loss	12,360	7, 790
Financial income, net	(253)	(787)
Net Loss	12,107	7,003
Basic and diluted loss per share of Common Stock	0.53	4.68
Weighted average number of shares of Common Stock outstanding, basic and diluted	22,944,482	2,005,047

Research and development expenses, net (net of grants received from IIA and consideration from research collaborations) were $8 million for the six months ended June 30, 2020, compared to $5.6 million for the six months ended June 30, 2019. The increase of $2.4 million, or 43%, is primarily due to the manufacturing of BX001 and BX002, the Company’s product candidates for acne-prone skin and IBD, respectively, for clinical trial and testing purposes and due to the BX001 Phase 1 cosmetic clinical study. The Company received $0.5 million and $0.3 million in grants from the IIA during the six months ended June 30, 2020 and June 30, 2019, respectively.

General and administrative expenses were $4.3 million for the six months ended June 30, 2020, compared to $2.2 million for the six months ended June 30, 2019. The increase of $2.1 million, or 99%, is primarily due to expenses associated with operating as a public company, such as directors and officers insurance, filing and legal and accounting expenses.

Financial income, net was $0.3 million for the six months ended June 30, 2020, compared to $0.8 million for the six months ended June 30, 2019. The decrease of $0.5 million, or 68%, is primarily due to NIS/USD exchange rate differences.

Basic and diluted loss per share of Common Stock was $0.53 for the six months ended June 30, 2020, compared to $4.68 for the six months ended June 30, 2019. The decrease of $4.15, or 89%, is primarily due to the significant increase in the number of our shares of Common Stock as compared to the number of ordinary shares of BiomX Ltd. before the Recapitalization Transaction which does not take into account BiomX Ltd. preferred shares.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	USD in thousands
Net cash used in operating activities	(11,407)	(5,928)
Net cash provided by (used in) investing activities	(856)	11,672
Net cash provided by financing activities	83	1,800
Net increase (decrease) in cash and cash equivalents	(12,180)	7,544

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $11.4 million and included our net loss of $12.1 million, due to our R&D and general and administrative expenses. Net changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of depreciation and amortization in the amount of $1 million and share-based compensation in the amount of $1.0 million, partially offset by a decrease in accounts payable in the amount of $2.6 million.

Net cash used in operating activities for the six months ended June 30, 2019 was $5.9 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of $7.0 million net loss, mostly due to our R&D and general and administrative expenses, partially offset by $0.6 million in share-based compensation.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $0.9 million, mainly as a result of an increase in bank deposits and purchases of property and equipment.

During the six months ended June 30, 2019, net cash provided by investing activities was $11.7 million, mainly as a result of a decrease in short-term bank deposits.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

Financing Activities

During the six months ended June 30, 2020 net cash provided by investing activities was $0.1 million, mainly as a result of exercise of stock options of $0.2 million offset by outflows in connection with the Recapitalization Transaction of $0.1 million.

During the six months ended June 30, 2019, net cash provided by financing activities was $1.8 million, as a result of issuance of preferred shares, net of expenses.

Outlook

We have accumulated a deficit of $54,279 thousand since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates, our liquidity resources as of June 30, 2020, which consist primarily of cash and cash equivalents of approximately $60 million and short-term deposits of approximately $10 million, will be sufficient to fund our operations into at least the second quarter of fiscal year 2022.

Consistent with our continuing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of equity securities, debt and possibly additional grants from the Israel Innovation Authority or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favourable to the Company.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 11, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Our actual results may differ from these estimates under different assumptions or conditions. Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenue, costs and expenses, or the disclosure of contingent assets and liabilities in our consolidated financial statements during the six months ended June 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures during the period covered by this Quarterly Report, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Following the Business Combination, management has begun to take steps to strengthen the Company’s internal control over financial reporting, including during the quarter ended June 30, 2020, including the hiring of experienced accounting and finance staff, and adopting new policies and procedures, and intends to take additional steps during the 2020 fiscal year.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 26, 2020, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 14, 2020, except as noted below.

The COVID-19 pandemic may adversely affect our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and continues to spread globally, including the United States and Israel. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we temporarily closed our executive offices with our administrative employees continuing their work outside of our offices. In addition, we have modified our business practices, including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we have experienced and may continue to experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

The outbreak and the resulting government actions may adversely impact our planned and ongoing clinical trials. Clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing and/or able to comply with clinical trial protocols due to the COVID-19 pandemic, particularly if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may be impeded, which would adversely impact our clinical trial operations. The diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators and hospitals serving as our clinical trial sites, may significantly disrupt our research activities. As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings will likely be negatively impacted, which would adversely affect and delay our ability to obtain regulatory approvals for our product candidates, increase our operating expenses and have a material adverse effect on our financial condition.

Furthermore, the response to the COVID-19 pandemic may redirect resources with respect to regulatory matters and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example, the FDA postponed most inspections of foreign manufacturing facilities and products and postponed routine surveillance inspections of domestic manufacturing facilities. Comparable regulatory authorities in other jurisdictions may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States Canada, Europe, Israel and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada, Europe, Israel and other countries to contain and treat the disease. As a result, the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and prospects and heighten many of our known risks described in this “Risk Factors” section.

Item 6. Exhibits

No.	Description of Exhibit
3.1*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date.
3.2*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (marked copy)
3.3	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed by the registrant on November 1, 2019)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: August 13, 2020	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Vice President of Finance and Operations
(Principal Financial Officer and Principal Accounting Officer)