Form 10-Q
period 2021-03-31
BiomX Inc.
filed 2021-05-24
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

BiomX Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., 5th Floor, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value, included as part of the units	PHGE	NYSE American
Warrants included as part of the units	PHGE.WS	NYSE American

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

As of May 20, 2021, 24,326,719 shares common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, potential acquisitions, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	the continued impact of COVID-19 on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

●	the U.S. Food and Drug Administration’s, or FDA’s, classification of our BX001 product candidate for acne-prone skin as a drug or cosmetic and the impact of changing regulatory requirements on our ability to develop and commercialize BX001;

●	obtaining FDA acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review in various global markets;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials;

●	the ability of our product candidates to demonstrate requisite safety and tolerability for cosmetics, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals, especially with governments undergoing changes in administration and priorities;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to manage the growth of the business;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or, the 2020 Annual Report.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our 2020 Annual Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2021	December 31, 2020
ASSETS

Current assets

Cash and cash equivalents		39,411	36,477
Restricted cash		976	763
Short-term deposits		13,205	19,851
Other current assets		2,943	3,576
Total current assets		56,535	60,667

Property and equipment, net		3,531	2,228
Intangible assets, net		2,658	3,038
Operating lease right-of-use assets		4,338	4,430
Total non-current assets		10,527	9,696

		67,062	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2021	December 31, 2020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		2,685	2,320
Other account payables		4,350	3,978
Current portion of operating lease liabilities		763	863
Total current liabilities		7,798	7,161

Non-current liabilities
Operating lease liabilities, net of current portion		4,738	5,032
Contingent considerations		572	701
Total non-current liabilities		5,310	5,733

Commitments and Contingent Considerations	4

Stockholders’ equity	5

Preferred stock, $0.0001 par value; Authorized - 1,000,000 shares as of March 31, 2021 and December 31, 2020. No shares issued and outstanding as of March 31, 2021 and December 31, 2020.		-	-
Common stock, $0.0001 par value; Authorized - 60,000,000 shares as of March 31, 2021 and December 31, 2020. Issued - 24,247,040 shares as of March 31, 2021 and 23,270,337 shares as of December 31, 2020. Outstanding - 24,241,340 shares as of March 31, 2021 and 23,264,637 shares as of December 31, 2020.		2	2

Additional paid in capital		134,612	129,725
Accumulated deficit		(80,660)	(72,258)
Total stockholders’ equity		53,954	57,469
		67,062	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended March 31,
	Note	2021	2020

Research and development (“R&D”) expenses, net		5,794	3,529
Amortization of intangible assets		379	379
General and administrative expenses		2,497	2,058
Operating loss		8,670	5,966

Finance income, net		(271)	(65)

Loss before tax		8,399	5,901

Tax expenses		3	-

Net loss		8,402	5,901

Basic and diluted loss per share of Common Stock	6	0.35	0.26

Weighted average number of shares of Common Stock outstanding, basic and diluted		23,944,573	22,897,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23		23
Exercise of warrants (**)	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334		4,334
Stock-based compensation expenses			530		530
Net loss				(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954

(*)	Less than $1.
(**)	See Note 5B.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2020	22,862,835	2	126,626	(42,172)	84,456

Exercise of stock options	57,325	*	106		106
Stock-based compensation expenses			337		337
Net loss				(5,901)	(5,901)

Balance as of March 31, 2020	22,920,160	2	127,069	(48,073)	78,998

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(8,402)	(5,901)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	555	501
Stock-based compensation	530	337
Finance expense (income), net	26	(179)
Revaluation of contingent considerations	(129)	56

Changes in operating assets and liabilities:
Other receivables	633	388
Trade account payables	365	(1,838)
Other account payables	372	(216)
Operating lease liabilities, net	(302)	(48)
Related parties	-	50
Net cash used in operating activities	(6,352)	(6,850)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	(34)	(49)
Proceeds from short-term deposits	6,680	-
Purchases of property and equipment	(1,478)	(280)
Net cash provided by (used in) investing activities	5,168	(329)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	4,334	-
Outflows in connection with current assets and liabilities acquired in reverse recapitalization	-	(75)
Exercise of stock options	23	106
Net cash provided by financing activities	4,357	31

Increase (decrease) in cash and cash equivalents and restricted cash	3,173	(7,148)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	179

Cash and cash equivalents and restricted cash at the beginning of the period	37,240	72,410

Cash and cash equivalents and restricted cash at the end of the period	40,387	65,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1	–	GENERAL

A.	General information:

BiomX Inc. (formerly known as Chardan Healthcare Acquisition Corp., individually prior to BiomX Inc.’s acquisition of 100% of the outstanding shares of BiomX Israel Ltd. (the “Recapitalization Transaction”, “BiomX Israel” respectively), and together with its subsidiaries, BiomX Ltd. and RondinX Ltd., after the Recapitalization Transaction, the “Company” or “BiomX”) was incorporated as a blank check company on November 1, 2017, under the laws of the state of Delaware, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

On October 28, 2019, the Company was renamed BiomX Inc. and the Company’s shares of Common Stock, units, and warrants began trading on the NYSE American under the symbols PHGE, PHGE.U, and PHGE.WS, respectively.

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

To date, the Company has not generated revenue from its operations. As of March 31, 2021, the Company had a cash and cash equivalents and restricted cash balance of approximately $40,387 and short-term deposits of approximately $13,205, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these condensed consolidated financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information. They do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that the Company filed with the U.S. Securities and Exchange Committee (the “SEC”) on March 31, 2021.

B.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

C.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. Actual results could differ from those estimates.

D.	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

E.	Recent Accounting Standards

In June 2016, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses,” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU No. 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements and related disclosures.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Derivatives Activity

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of March 31, 2021, the Company had outstanding foreign exchange contracts in the amount of approximately $5,219. As of March 31, 2020, the Company had no outstanding foreign exchange contracts.

G.	Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC  820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

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

There were no changes in the fair value hierarchy levelling during the period ended March 31, 2021 and year ended December 31, 2020.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2	–	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
	30,000	-	-	30,000
Liabilities:
Contingent considerations	-	-	572	572
	-	-	572	572

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
	30,000	-	-	30,000
Liabilities:
Contingent considerations	-	-	701	701
	-	-	701	701

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

NOTE 3	–	ACQUISITION OF SUBSIDIARY

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. for consideration valued at $4,500. The consideration included the issuance of 250,023 Preferred A Shares, the issuance of warrants to purchase an aggregate of 4,380 Series A-1 preferred shares, and additional contingent consideration. As part of the Recapitalization Transaction the Company issued shares of Common Stock in exchange for outstanding ordinary shares and all the preferred shares of BiomX Israel. The number of shares prior to the Recapitalization Transaction has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 567,729 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares authorized or outstanding as of the time the payment is due, or a combination of both of up to $32,000 within ten years from November 2017, the closing of the agreement, and/or the entering of agreements with certain third parties or their affiliates that include a qualifying up-front fee and is entered into within three years from the closing of the agreement. No such agreement was entered into within three years from the closing. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares of Common Stock.

The contingent consideration is accounted for at fair value (Level 3). There were no changes in the fair value hierarchy leveling during the quarter ended March 31, 2021 and year ended December 31, 2020.

The condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 include a liability with respect to this agreement in the amount of $79 and $83, respectively.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

NOTE 4	–	COMMITMENTS AND CONTINGENT CONSIDERATIONS

A.

In April 2019, the IIA approved an application for a total budget of NIS 4,221 (approximately $1,185). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2018 through June 2019. As of March 31, 2021, BiomX Israel has received all funds with respect to this program.

In December 2019, the IIA approved an application for a total budget of NIS 10,794 (approximately $3,123). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2019 through December 2019. As of March 31, 2021, BiomX Israel had submitted the final report to the IIA for this program.  Refer to Note 7A for additional information regarding funds received for this application.

In April 2020, the IIA approved an application for a total budget of NIS 15,562 (approximately $4,287). The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2020 through December 2020. As of March 31, 2021, the Company received NIS 1,634 (approximately $450) from the IIA with respect to this program. BiomX Israel has not yet submitted the final report to the IIA for this program.

In March 2021, the IIA approved two new applications for a total budget of NIS 19,444 (approximately $5,874). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2021 through December 2021. As of March 31, 2021, BiomX Israel had not yet received funds from the IIA with respect to the programs.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2021; therefore, no liability was recorded in these condensed consolidated financial statements.

Through March 31, 2021, total grants approved from the IIA aggregated to approximately $6,212 (NIS 21,863). Through March 31, 2021, the Company had received an aggregate amount of $2,691 (NIS 9,757) in the form of grants from the IIA. As of March 31, 2021, the Company had a contingent obligation to the IIA in the amount of approximately $3,338 including annual interest of LIBOR linked to the dollar.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4	–	COMMITMENTS AND CONTINGENT CONSIDERATIONS (Cont.)

B.

On September 1, 2020 (“Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration on biomarker discovery for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totaling $439 in installments of $50 within 60 days of the Effective Date, $100 upon receipt of the BI materials, $150 upon the completion of data processing and $139 upon delivery of the Final Report of observations and Results of the Project (as such terms are defined within the agreement). Unless terminated earlier, this agreement will remain in effect until one year after the Effective Date or completion of the Project Plan (as defined in the agreement) and submission and approval of the Final Report. The Company implements ASU 2018-18, “Collaborative Arrangements (Topic 808),” with respect to this agreement. As of March 31, 2021, consideration of $300 had been received.

NOTE 5	–	STOCKHOLDERS EQUITY

A.	Share Capital:

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the three months ended March 31, 2021, the Company sold 601,674 shares of Common Stock under the ATM Agreement, at an average price of $7.20 per share, raising aggregate net proceeds of approximately $4,334, after deducting an aggregate commission of $134.

B.	Stock-based Compensation:

In 2019, the Company adopted a new incentive plan (the “2019 Plan”) to grant 1,000 options, exercisable for Common Stock.

The aggregate number of shares of Common Stock that may be delivered pursuant to the 2019 Plan will automatically increase on January 1 of each year, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year (“Evergreen Amount”). Notwithstanding the foregoing, the Board may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares of Common Stock than the Evergreen Amount. On January 1, 2020 and January 1, 2021, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 914,741 and 930,813, respectively, to an aggregate of 1,846,554 shares.

On March 30, 2021, the Board of Directors approved the grant of 985,530 options to 94 employees, including five senior officers, one consultant, and six directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $7.02 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5	–	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Underlying value of Common Stock ($)	7.02	6.21
Exercise price ($)	7.02	6.21
Expected volatility (%)	85.0	85.0
Term of the option (years)	6.11	6.11
Risk-free interest rate (%)	1.17	0.52

The cost of the benefit embodied in the options granted during the three months ended March 31, 2021, based on their fair value as at the grant date, is estimated to be approximately $5,138. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Three Months Ended March 31, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at the beginning of period	3,569,766	3.12	12,338
Granted	985,530	7.02
Forfeited	(78,854)	3.86
Exercised	(12,646)	1.84
Outstanding at the end of period	4,463,796	3.97	14,612
Exercisable at the end of period	2,135,586
Weighted average remaining contractual life of outstanding options – years as of March 31, 2021	7.91

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5	–	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of March 31, 2021, the Company had the following outstanding warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share		Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to Yeda (see 1 below)	May 11, 2017	May 11, 2025	(*	)	-
Private Warrants issued to scientific founders (see 2 below)	November 27, 2017		-		2,974
					2,974

(*)	less than $0.001.

1.

In May 2017, in accordance with a license agreement, the Company issued to Yeda Research and Development Company Limited (“Yeda”), for nominal consideration, 591,382 warrants to purchase Common Stock at $0.0001 nominal value, for nominal consideration. Yeda had the option to exercise the warrants on a cashless basis. In 2020, the license agreement was terminated.

On March 10, 2021, Yeda exercised 362,444 warrants on a cashless basis, resulting in the issuance of 362,383 shares of Common Stock. The remainder of the warrants were cancelled as part of the termination of the license agreement.

Expenses and income are included in R&D expenses, net in the condensed consolidated statements of operations. For the three months ended March 31, 2021 and March 31, 2020, the Company did not record any expenses.

236,552 warrants were fully vested and exercisable on the date of their issuance. The remainder of the warrants would have vested and become exercisable subject to achievement of certain milestones.

During 2020, 236,553 warrants were cancelled following termination of the license agreement.

As of December 31, 2020, 118,277 warrants were vested as the license agreement was terminated after the second anniversary with no milestone having been attained.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5	–	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its scientific founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended March 31,
	2021	2020
Research and development expenses, net	331	192
General and administrative	199	145
	530	337

NOTE 6	–	BASIC AND DILUTED LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2021	2020

Net loss	8,402	5,901
Net loss per share	0.35	0.26
Weighted average number of shares of Common Stock	23,944,573	22,897,723

NOTE 7	–	SUBSEQUENT EVENTS

A.	In April 2021, BiomX Israel received $992 (NIS 3,238) with respect to the December 2019 IIA approved program.

B.	From April 1, 2021 through May 20, 2021, the Company issued an aggregate of 79,679 shares of Common Stock pursuant to the ATM Agreement for aggregate net proceeds of $503.

C.	In May 2021, BiomX Israel received $625 (NIS 2,042) with respect to the March 2021 IIA approved programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “the Company”, “BiomX”, “we”, “us” or “our”, mean BiomX Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise. References in this Quarterly Report to “BiomX Ltd.” mean BiomX Ltd., our wholly owned Israeli subsidiary. As further described in our 2020 Annual Report, on October 28, 2019, Chardan Healthcare Acquisition Corp., a special purpose acquisition company, combined with BiomX Ltd. pursuant to a merger agreement dated as of July 16, 2019 and amended as of October 11, 2019, among CHAC Merger Sub Ltd., an Israeli company and wholly owned subsidiary of the Company, with BiomX Ltd. continuing as the surviving entity and a wholly owned subsidiary of the Company, or the Business Combination, and changed its name to BiomX Inc. The Business Combination was treated as a “reverse merger” in accordance with GAAP.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

General

We are a clinical stage microbiome product discovery company developing products using both natural and engineered phage technologies designed to target and destroy bacteria that affect the appearance of skin, as well as harmful bacteria in chronic diseases, such as inflammatory bowel disease, or IBD, Cystic Fibrosis, or CF, Atopic Dermatitis, or AD, primary sclerosing cholangitis, or PSC, and colorectal cancer, or CRC. Bacteriophage or phage are viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By developing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market and orphan diseases.

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

Clinical and Pre-Clinical Developments

On March 24, 2021, we announced that we have completed enrollment of 140 patients under our Phase 2 cosmetic clinical study of BX001, a topical gel comprised of a cocktail of naturally-occurring phage targeting Cutibacterium acnes, or C. acnes, to improve the appearance of acne-prone skin in subjects with acne-prone skin. C. acnes are bacteria implicated in the pathophysiology of acne vulgaris. The study is a 12-week randomized, single center, double-blind, placebo-controlled trial with 140 individuals with mild-to-moderate acne vulgaris. Subjects enrolled are randomized into two cohorts: BX001 or placebo (vehicle) in a 1:1 ratio and will self-administer BX001 or placebo twice daily. The key endpoints will evaluate the safety, tolerability and efficacy of BX001. Results from the 8-week time point are expected to be available in the third quarter of 2021 and the full analysis including the 12-week time point is expected to be available in the fourth quarter of 2021.

On February 2, 2021, we announced positive results of a randomized, single-blind, multiple-dose, placebo-controlled Phase 1a pharmacokinetic study of BX002, our product candidate for IBD and PSC, conducted under an investigational new drug, or IND, application submitted to the FDA. The study evaluated the safety and tolerability of orally administered BX002 in 18 healthy volunteers. Subjects were randomized to receive orally either BX002 or placebo, twice daily for three days. Subjects were monitored for safety for seven days in a clinical unit, with follow-up monitoring for safety assessments conducted at 14 and 28 days after completion of dosing. BX002 was demonstrated to be safe and well-tolerated, with no serious adverse events and no adverse events leading to discontinuation. In addition, the study met its objective of delivering high concentrations of viable phage to the gastrointestinal tract of approximately 1010 PFU, or plaque forming units. This equals approximately 1,000 times more viable phage compared to the bacterial burden of K. pneumoniae in IBD and PSC patients as measured in stool. Based on the Phase 1a study results, we plan to advance to a Phase 1b/2a study evaluating the efficacy of BX003 for the reduction of K. pneumoniae in individuals that carry the target bacteria. Results from the Phase 1b/2a study are expected in the second quarter of 2022.

On November 12, 2020, we announced consolidation of our IBD and PSC programs into a single broad host range product candidate, named BX003, under development for both indications. Prior to November 2020, we had two separate phage product candidates for IBD and for PSC, with our IBD product candidate named BX002 and PSC product candidate named BX003. After the consolidation, the current BX003 product candidate is now under development to treat both IBD and PSC, targeting bacterial strains of Klebsiella pneumoniae, or K. pneumoniae, a potential pathogen implicated in both diseases. Prior to the consolidation, our Phase 1a clinical study was conducted only on BX002, and future clinical studies are planned to be conducted on BX003 for both IBD and PSC.

On March 31, 2021, we announced the selection of the phage cocktail for BX004, our therapeutic phage product candidate under development for chronic respiratory infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Based on recommendations from the Cystic Fibrosis Therapeutic Development Network, BiomX is updating its Phase 2 proof-of-concept study design and timelines to a Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. The Phase 1b/2a trial will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. Results from Part 1 are expected in the first quarter of 2022. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 21 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected by the second quarter of 2022.

On March 31, 2021, we announced the selection of the phage cocktail for BX005, our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in atopic dermatitis. By reducing S. aureus burden, BX005 is designed to shift the skin microbiome composition to its “pre-flare” state to potentially result in clinical improvement. Results from a Phase 2 proof-of-concept trial evaluating the safety and efficacy of BX005 in atopic dermatitis patients are expected in the first half of 2022.

For our CRC program, we are exploring phage mediated delivery of therapeutic payloads to Fusobacterium nucleatum bacteria residing in the tumors of patients with colorectal cancer. Preclinical results from animal studies evaluating use of phage therapy in combination with checkpoint inhibitors are expected in the second and third quarters of 2021.

For more information regarding our product candidates, see Part I, Item 1 “Business” of our 2020 Annual Report.

COVID-19

On March 12, 2020, the World Health Organization declared COVID-19 a global pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries have imposed unprecedented restrictions on travel, mandatory business closures and other measures designed to mitigate the spread, leading to a substantial reduction in economic activities in countries around the world, resulting in certain disruptions to our business throughout 2020 and in 2021.

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations, including social distancing in our offices, a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of May 20, 2021, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. During the second quarter of 2020, we updated our guidance on the timing of certain clinical milestones partly due to the health and safety precautions we had taken and challenges we continue to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
	USD in thousands
Research and development (“R&D”) expenses, net	5,794	3,529
Amortization of intangible assets	379	379
General and administrative expenses	2,497	2,058
Operating loss	8,670	5,966
Financial income, net	(271)	(65)
Loss before tax	8,399	5,901
Tax expenses	3	-
Net loss	8,402	5,901
Basic and diluted loss per share of Common Stock	0.35	0.26
Weighted average number of shares of Common Stock outstanding, basic and diluted	23,944,573	22,897,723

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $5.8 million for the three months ended March 31, 2021, compared to $3.6 million for the three months ended March 31, 2020. The increase of $2.2 million, or 61%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees in R&D and clinical activities and expenses related to conducting pre-clinical and clinical trials of our product candidates. We did not receive grants from the IIA during the three months ended March 31, 2021 or March 31, 2020.

General and administrative expenses were $2.5 million for the three months ended March 31, 2021, compared to $2.1 million for the three months ended March 31, 2020. The increase of $0.4 million, or 19%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees and an increase in expenses associated with operating as a public company, such as directors’ and officers’ insurance.

Financial income, net was $0.3 million for the three months ended March 31, 2021, compared to financial income, net of $0.07 million for the three months ended March 31, 2020. The increase of $0.2 million, or 328%, is primarily due to the USD/NIS exchange rate differences and the revaluation of contingent considerations, which were partially offset by the decrease in interest rates on bank deposits and money market funds.

Basic and diluted loss per share of Common Stock was $0.35 for the three months ended March 31, 2021, compared to $0.26 for the three months ended March 31, 2020. The increase in diluted loss per shares of $0.09, or 35%, is primarily due to the increase in our R&D expense which resulted in a higher net loss.

Liquidity and Capital Resources

We believe our cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements until at least mid-2022. In the future we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	USD in thousands
Net cash used in operating activities	(6,352)	(6,850)
Net cash provided by (used in) investing activities	5,168	(329)
Net cash provided by financing activities	4,357	31
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	179
Net increase (decrease) in cash and cash equivalents	3,147	(6,969)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $6.4 million primarily due to a net loss of $8.4 million, offset by changes in our operating assets and liabilities of $1.1 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of depreciation and amortization expenses in the amount of $0.6 million and stock-based compensation expenses in the amount of $0.5 million, offset by a decrease in accounts payable in the amount of $1.4 million.

Net cash used in operating activities for the three months ended March 31, 2020 was $6.8 million and included our net loss of $5.9 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of decrease in trade account payables of $1.8 million.

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $5.2 million, primarily as a result of liquidation of short-term deposits, partially offset by purchases of property and equipment.

During the three months ended March 31, 2020, net cash used in investing activities was $0.3 million, primarily as a result of purchases of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial expenses, net in our condensed consolidated statements of operations. As of March 31, 2021, we had outstanding foreign exchange contracts in the amount of approximately $5.2 million. As of March 31, 2020, we had no outstanding foreign exchange contracts.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $4.4 million, primarily from issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below. In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2021 through March 31, 2021, we issued an aggregate of 601,674 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $4,465,032. From April 1, 2021 through May 20, 2021, we issued an aggregate of 79,679 shares of Common Stock pursuant to the ATM Agreement for aggregate gross proceeds of $503. We may continue to sell shares under the ATM Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time.

During the three months ended March 31, 2020, net cash provided by financing activities was $0.03 million, consisting of exercise of stock options partially offset by outflows in connection with current assets and liabilities acquired in the Recapitalization Transaction.

Outlook

We have accumulated a deficit of $80.6 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates, our liquidity resources as of March 31, 2021, which consisted primarily of cash, cash equivalents and restricted cash of approximately $40.4 million and short-term deposits of approximately $13.2 million, will be sufficient to fund our operations into at least mid-2022.

Consistent with our continuing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of equity securities, including under our ATM Agreement, debt and possibly additional grants from the IIA or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of March 31, 2021, the Company had outstanding foreign exchange contracts in the amount of approximately $5.2 million. As of March 31, 2020, the Company had no outstanding foreign exchange contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2021, Yeda Research and Development Company Limited exercised 362,444 warrants on a cashless basis and received 362,383 of our shares of Common Stock. We issued the warrant shares pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

No.	Description of Exhibit
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020)

3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed by the registrant on November 1, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: May 24, 2021	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Senior Vice President of Finance and Operations
(Principal Financial Officer and Principal Accounting Officer)