Form 10-Q
period 2021-06-30
BiomX Inc.
filed 2021-08-16
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 10, 2021, 28,194,576 shares common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, potential acquisitions, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	the continued impact of COVID-19 on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

●	the U.S. Food and Drug Administration’s, or FDA’s, classification of our BX001 product candidate for acne-prone skin as a drug or cosmetic and the impact of changing regulatory requirements on our ability to develop and commercialize BX001;

●	obtaining FDA acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review in various global markets;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials;

●	the ability of our product candidates to demonstrate requisite safety and tolerability for cosmetics, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals, especially with governments undergoing changes in administration and priorities;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to manage the growth of the business;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	receipt of net proceeds of approximately $14.6 million, net of $0.4 million of closing charges, relating to the first tranche under the Hercules Loan Agreement, as such term is defined below;

●	receipt of the second and / or third tranches under the Hercules Loan Agreement;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or, the 2020 Annual Report.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our 2020 Annual Report and in Part II, Item 1A of this Quarterly Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2021	December 31, 2020
ASSETS

Current assets

Cash and cash equivalents		46,271	36,477
Restricted cash		982	763
Short-term deposits		-	19,851
Other current assets		2,585	3,576
Total current assets		49,838	60,667

Property and equipment, net		5,122	2,228
Intangible assets, net		2,279	3,038
Operating lease right-of-use assets		4,410	4,430
Total non-current assets		11,811	9,696
		61,649	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2021	December 31, 2020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		1,769	2,320
Other account payables		5,199	3,978
Current portion of operating lease liabilities		791	863
Total current liabilities		7,759	7,161

Non-current liabilities
Operating lease liabilities, net of current portion		4,879	5,032
Contingent considerations		419	701
Total non-current liabilities		5,298	5,733

Commitments and Contingent Considerations	4

Stockholders’ equity	5

Preferred stock, $0.0001 par value; Authorized - 1,000,000 shares as of June 30, 2021 and December 31, 2020. No shares issued and outstanding as of June 30, 2021 and December 31, 2020.		-	-
Common stock, $0.0001 par value; Authorized - 60,000,000 shares as of June 30, 2021 and December 31, 2020. Issued – 24,434,776 shares as of June 30, 2021 and 23,270,337 shares as of December 31, 2020. Outstanding – 24,429,076 shares as of June 30, 2021 and 23,264,637 shares as of December 31, 2020.		2	2

Additional paid in capital		136,586	129,725
Accumulated deficit		(87,996)	(72,258)
Total stockholders’ equity		48,592	57,469
		61,649	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2021	2020	2021	2020

Research and development (“R&D”) expenses, net		3,824	3,717	9,494	7,246
Amortization of intangible assets		380	380	759	759
General and administrative expenses		3,098	2,297	5,591	4,355
Operating loss		7,302	6,394	15,844	12,360

Financial expenses (income), net		31	(188)	(112)	(253)

Loss before tax		7,333	6,206	15,732	12,107

Tax expenses		3	-	6	-

Net Loss		7,336	6,206	15,738	12,107

Basic and diluted loss per share of Common Stock	6	0.30	0.27	0.65	0.53

Weighted average number of shares of Common Stock outstanding, basic and diluted		24,320,259	22,969,075	24,134,065	22,944,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23		23
Exercise of warrants (**)	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334		4,334
Stock-based compensation expenses			530		530
Net loss				(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954
Exercise of stock options	55,246	*	78		78
Issuance of Common Stock under Open Market Sales Agreement, net of $24 issuance costs	132,490	*	801		801
Stock-based compensation expenses			1,095		1,095
Net loss				(7,336)	(7,336)
Balance as of June 30, 2021	24,429,076	2	136,586	(87,996)	48,592

(*)	Less than $1.

(**)	See Note 5B.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity

Balance as of January 1, 2020	22,862,835	2		126,626	(42,172)	84,456

Exercise of stock options	57,325	*		106		106
Stock-based compensation expenses				337		337
Net loss					(5,901)	(5,901)

Balance as of March 31, 2020	22,920,160	2		127,069	(48,073)	78,998
Exercise of stock options	220,104	(*	)	52	-	52
Stock-based compensation expenses	-	-		677	-	677
Net loss	-	-		-	(6,206)	(6,206)

Balance as of June 30, 2020	23,140,264	2		127,798	(54,279)	73,521

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(15,738)	(12,107)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	1,121	1,016
Stock-based compensation	1,625	1,014
Finance expense, net	11	-
Changes in contingent considerations	(282)	58
Loss from sale of property and equipment	24	-

Changes in operating assets and liabilities:
Other current assets	991	1,252
Trade account payables	(763)	(1,896)
Other account payables	417	(766)
Net change in operating leases	(205)	(28)
Related parties	-	50
Net cash used in operating activities	(12,799)	(11,407)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(387)
Proceeds from short-term deposits	19,851	-
Purchases of property and equipment	(2,268)	(469)
Proceeds from sale of property and equipment	4	-
Net cash provided by (used in) investing activities	17,587	(856)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	5,135	-
Outflows in connection with current assets and liabilities acquired in reverse recapitalization	-	(75)
Exercise of stock options	101	158
Net cash provided by financing activities	5,236	83

Increase (decrease) in cash and cash equivalents and restricted cash	10,024	(12,180)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	-

Cash and cash equivalents and restricted cash at the beginning of the period	37,240	72,410

Cash and cash equivalents and restricted cash at the end of the period	47,253	60,230

Supplemental disclosure of non-cash investing
Property and equipment purchases included in accounts payable and accrued expenses	1,016	-
Recognition of operating lease ROU and liabilities	168	-

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

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

To date, the Company has not generated revenue from its operations. As of June 30, 2021, the Company had a cash and cash equivalents and restricted cash balance of approximately $47,253, which management believes is sufficient to fund its operations for more than 12 months from the date of issuance of these condensed consolidated financial statements and sufficient to fund its operations necessary to continue development activities of its current proposed products.

Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. See Note 7.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

B.	Unaudited Condensed Financial Statements

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

C.	Principles of Consolidation

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

E.	Recent Accounting Standards

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard.

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

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of June 30, 2021, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3,988 with a fair value of $7. As of June 30, 2020, the Company had no outstanding foreign exchange contracts.

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

There were no changes in the fair value hierarchy levelling during the period ended June 30, 2021 and year ended December 31, 2020.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
Foreign exchange contracts receivable		7		7
	30,000	7	-	30,007
Liabilities:
Contingent considerations	-	-	180	180
	-	-	180	180

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
	30,000	-	-	30,000
Liabilities:
Contingent considerations	-	-	701	701
	-	-	701	701

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

NOTE 3 – ACQUISITION OF SUBSIDIARY

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. for consideration valued at $4,500. The consideration included the issuance of 250,023 Preferred A Shares, the issuance of warrants to purchase an aggregate of 4,380 Series A-1 preferred shares, and additional contingent consideration. As part of the Recapitalization Transaction the Company issued shares of Common Stock in exchange for outstanding ordinary shares and all the preferred shares of BiomX Israel. The number of shares prior to the Recapitalization Transaction has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 567,729 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares authorized or outstanding as of the time the payment is due, or a combination of both of up to $32,000 within ten years from November 2017. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares of Common Stock.

The contingent consideration is accounted for at fair value (Level 3). There were no changes in the fair value hierarchy leveling during the quarter ended June 30, 2021 and year ended December 31, 2020.

The condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 include a liability with respect to this agreement in the amount of $180 and $83, respectively. The changes in the liability are recorded in the condensed consolidated statements of operations as part of general and administrative expenses.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

NOTE 4 – COMMITMENTS AND CONTINGENT CONSIDERATIONS

A.

In April 2019, the IIA approved an application for a total budget of NIS 4,221 (approximately $1,185). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2018 through June 2019. As of June 30, 2021, BiomX Israel received all funds with respect to this program.

In December 2019, the IIA approved an application for a total budget of NIS 10,794 (approximately $3,123). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2019 through December 2019. As of June 30, 2021, BiomX Israel received all funds with respect to this program.

In April 2020, the IIA approved an application for a total budget of NIS 15,562 (approximately $4,287). The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2020 through December 2020. As of June 30, 2021, the Company received NIS 1,634 (approximately $450) from the IIA with respect to this program. In June 2021, BiomX Israel submitted the final report to the IIA for this program.

In March 2021, the IIA approved two new applications for a total budget of NIS 19,444 (approximately $5,874). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2021 through December 2021. As of June 30, 2021, the Company received NIS 2,042 (approximately $625) from the IIA with respect to these programs.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2021; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through June 30, 2021, total grants approved from the IIA aggregated to approximately $6,268 (NIS 21,863). Through June 30, 2021, the Company had received an aggregate amount of $4,309 (NIS 15,037) in the form of grants from the IIA. As of June 30, 2021, the Company had a contingent obligation to the IIA in the amount of approximately $4,438 including annual interest of LIBOR linked to the dollar.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – COMMITMENTS AND CONTINGENT CONSIDERATIONS (Cont.)

B.	On September 1, 2020 (“Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration on biomarker discovery for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totaling $439 in installments of $50 within 60 days of the Effective Date, $100 upon receipt of the BI materials, $150 upon the completion of data processing and $139 upon delivery of the Final Report of observations and Results of the Project (as such terms are defined within the agreement). Unless terminated earlier, this agreement will remain in effect until one year after the Effective Date or completion of the Project Plan (as defined in the agreement) and submission and approval of the Final Report. During the six months ended June 30,2021, consideration of $150 had been received. As of June 30, 2021, consideration of $300 had been received. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations.

NOTE 5 – STOCKHOLDERS EQUITY

A.	Share Capital:

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the six months ended June 30, 2021, the Company sold 734,164 shares of Common Stock under the ATM Agreement, at an average price of $6.99 per share, raising aggregate net proceeds of approximately $5,135, after deducting an aggregate commission of $158.

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

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Six Months Ended June 30,
	2021	2020
Underlying value of Common Stock ($)	7.02	5.59-6.21
Exercise price ($)	7.02	5.59-6.21
Expected volatility (%)	85.0	85.0
Term of the option (years)	6.11	6.25
Risk-free interest rate (%)	1.17	0.37-0.52

The cost of the benefit embodied in the options granted during the six months ended June 30, 2021, based on their fair value as at the grant date, is estimated to be approximately $5,138. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	3,569,766	3.12	12,338
Granted	985,530	7.02
Forfeited	(89,354)	4.15
Exercised	(67,892)	1.49
Outstanding at the end of period	4,398,050	4.00	9,424
Exercisable at the end of period	2,231,281
Weighted average remaining contractual life of outstanding options – years as of June 30, 2021	7.62

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of June 30, 2021, the Company had the following outstanding stock-based compensation warrants to purchase Common Stock:

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

Expenses and income are included in R&D expenses, net in the condensed consolidated statements of operations. For the six months ended June 30, 2021 and June 30, 2020, the Company did not record any expenses.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its scientific founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Six Months Ended June 30,
	2021	2020
Research and development expenses, net	958	502
General and administrative	667	512
	1,625	1,014

	Three Months Ended June 30,
	2021	2020
Research and development expenses, net	627	310
General and administrative	468	367
	1,095	677

NOTE 6 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of common stock and of potential shares of common stock outstanding when dilutive. Potential shares of common stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the six months ended June 30, 2021 does not include 4,398,050, 6,402,974 and 6,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

NOTE 7 – SUBSEQUENT EVENTS

A.	On July 28, 2021, the Company entered into a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers for the sale of an aggregate of 3,750,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,812,501 shares of the Company’s Common Stock in a registered direct offering, for gross proceeds of $15,000 before deducting placement agent fees and offering expenses and assuming that none of the warrants are exercised. The securities were sold at price of $4.00 per share and an accompanying warrant to purchase 0.75 of a share of the Company’s Common Stock at an exercise price of $5.00 per share. The warrants will be exercisable six months after the date of issuance and will expire five years from the date such warrant first becomes exercisable. The securities were offered pursuant to an effective registration statement on Form S-3 (File No. 333-251151) and a related prospectus supplement. The proceeds were received.

B.	On August 16, 2021, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility (“Loan”) in an aggregate principal amount of up to $30,000, which is available to the Company in three tranches subject to certain terms and conditions. The first tranche of $15,000 would be funded promptly after closing of the Loan transaction (“Closing”). Upon satisfaction of certain milestones, the second tranche would be available under the Loan which allows the Company to borrow an additional amount of $10,000 through December 31, 2022. Upon satisfaction of certain milestones, the third tranche would be available under the Loan which allows the Company to borrow an additional amount of $5,000 through September 30, 2023. The Loan will be for a term of 48 months from the Closing, which term may be extended to up to 60 months upon satisfaction of certain milestones. The interest rate on the Loan will be the greater of (i) the Prime Rate minus 3.25% and (ii) 8.95%. During the first 18 months from the Closing, the Company is expected to pay only interest and not principle, which 18 months term may be extended to up to 30 months upon satisfaction of certain milestones. The Loan includes affirmative and negative covenants and events of default applicable to the Company.

C.	In August 2021, the IIA approved an application for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget, i.e., NIS 2,869 (approximately $889). The program is for the period beginning July 2021 through June 2022. The program does not bear royalties.

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

On March 31, 2021, we announced the selection of the phage cocktail for BX004, our therapeutic phage product candidate under development for chronic respiratory infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Based on recommendations from the Cystic Fibrosis Therapeutic Development Network, we updated our Phase 2 proof-of-concept study design and timelines to a Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. The Phase 1b/2a trial will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. Results from Part 1 are expected in the first quarter of 2022. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 21 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected by the second quarter of 2022.

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

On May 24, 2021, we announced that we have completed enrollment of 140 patients under our Phase 2 cosmetic clinical study of BX001, a topical gel comprised of a cocktail of naturally-occurring phage targeting Cutibacterium acnes, or C. acnes, to improve the appearance of acne-prone skin in subjects with acne-prone skin. C. acnes are bacteria implicated in the pathophysiology of acne vulgaris. The study is a 12-week randomized, single center, double-blind, placebo-controlled trial with 140 individuals with mild-to-moderate acne vulgaris. Subjects enrolled are randomized into two cohorts: BX001 or placebo (vehicle) in a 1:1 ratio and will self-administer BX001 or placebo twice daily. The key endpoints will evaluate the safety, tolerability and efficacy of BX001. Full analysis of the 12-week study is expected to be available at end of October 2021.

For our CRC program, we are exploring phage mediated delivery of therapeutic payloads to Fusobacterium nucleatum bacteria residing in the tumors of patients with colorectal cancer. Preclinical results from animal studies evaluating use of phage therapy in combination with checkpoint inhibitors are expected in the fourth quarter of 2021.

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

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations, including social distancing in our offices, a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of August 10, 2021, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. During the second quarter of 2020, we updated our guidance on the timing of certain clinical milestones partly due to the health and safety precautions we had taken and challenges we continue to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the three months ended June 30, 2021 and 2020:

	Three Months ended June 30,
	2021	2020
	USD in thousands
Research and development (“R&D”) expenses, net	3,824	3,717
Amortization of intangible assets	380	380
General and administrative expenses	3,098	2,297
Operating loss	7,302	6,394
Financial expense (income), net	31	(188)
Loss before tax	7,333	6,206
Tax expenses	3	-
Net loss	7,336	6,206
Basic and diluted loss per share of Common Stock	0.30	0.27
Weighted average number of shares of Common Stock outstanding, basic and diluted	24,320,259	22,969,075

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $3.8 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. The increase of $0.1 million, or 3%, is primarily due to increased expenses related to conducting pre-clinical and clinical trials of our product candidates and an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees in R&D and clinical activities, partially offset by an increase in IIA grants that were recorded during the period. The Company recorded $2.6 million and $0.5 million of IIA grants and grants receivables during the three months ended June 30, 2021 and June 30, 2020, respectively.

General and administrative expenses were $3.1 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. The increase of $0.8 million, or 35%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees, due to an increase in expenses associated with operating as a public company, such as directors’ and officers’ insurance and due to expenses resulted from moving into new premises.

Financial expense, net was $0.03 million for the three months ended June 30, 2021, compared to financial income, net of $0.2 million for the three months ended June 30, 2020. The increase in financial expense, net of $0.23 million, or 115%, is primarily due to the USD/NIS exchange rate differences and due to the decrease in interest rates on bank deposits and money market funds.

Basic and diluted loss per share of Common Stock was $0.30 for the three months ended June 30, 2021, compared to $0.27 for the three months ended June 30, 2020. The increase in diluted loss per shares of $0.03, or 11%, is primarily due to the increase in our general and administrative expenses which resulted in a higher net loss.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the six months ended June 30, 2021 and 2020:

	Six Months ended June 30,
	2021	2020
	USD in thousands
R&D expenses, net	9,494	7,246
Amortization of intangible assets	759	759
General and administrative expenses	5,591	4,355
Operating loss	15,844	12,360
Financial income, net	(112)	(253)
Loss before tax	15,732	12,107
Tax expenses	6	-
Net loss	15,738	12,107
Basic and diluted loss per share of Common Stock	0.65	0.53
Weighted average number of shares of Common Stock outstanding, basic and diluted	24,134,065	22,944,482

Research and development expenses, net (net of IIA grants and consideration from research collaborations) were $9.5 million for the six months ended June 30, 2021, compared to $7.2 million for the six months ended June 30, 2020. The increase of $2.3 million, or 32%, is primarily due to expenses related to conducting pre-clinical and clinical trials of our product candidates and due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees in R&D and clinical activities, offset by an increase in IIA grants. The Company recorded $2.6 million and $0.5 million of IIA grants and grants receivables during the six months ended June 30, 2021 and June 30, 2020, respectively.

General and administrative expenses were $5.6 million for the six months ended June 30, 2021, compared to $4.4 million for the six months ended June 30, 2020. The increase of $1.2 million, or 27%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees, due to an increase in expenses associated with operating as a public company, such as directors’ and officers’ insurance and due to expenses of moving into new premises.

Financial income, net was $0.1 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020. The decrease of $0.2 million, or 67%, is primarily due to the USD/NIS exchange rate differences and due to the decrease in interest rates on bank deposits and money market funds.

Basic and diluted loss per share of Common Stock was $0.65 for the six months ended June 30, 2021, compared to $0.53 for the six months ended June 30, 2020. The decrease of $0.12, or 23%, is primarily due to the increase in our R&D expenses, net which resulted in a higher net loss.

Liquidity and Capital Resources

We believe our cash and cash equivalents on hand, including funds from the recently completed registered direct offering and the first tranche of the venture debt facility, will be sufficient to meet our working capital and capital expenditure requirements until at least the middle of 2023. In the future we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity, such as the registered direct offering discussed below or debt financings, loans such as the venture debt discussed below or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	USD in thousands
Net cash used in operating activities	(12,799)	(11,407)
Net cash provided by (used in) investing activities	17,587	(856)
Net cash provided by financing activities	5,236	83
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	-
Net increase (decrease) in cash and cash equivalents	10,013	(12,180)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $12.8 million primarily due to a net loss of $15.7 million, offset by non-cash charges of $2.5 million and changes in our operating assets and liabilities of $0.4 million. Non-cash charges for the six months ended June 30, 2021 consisted primarily of depreciation and amortization expenses of $1.1 million and stock-based compensation expenses in the amount of $1.6 million, offset by changes in contingent considerations of $0.2 million. Net changes in our operating assets and liabilities consisted primarily due to change in other current assets in the amount of $0.9 million, partially offset by a decrease in accounts payable of $0.3 million and a decrease in net change in operating leases of $0.2 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $11.4 million primarily due to a net loss of $12.1 million and changes in our operating assets and liabilities of $1.4 million, offset by non-cash charges of $2.1 million. Non-cash charges for the six months ended June 30, 2020 consisted primarily of depreciation and amortization expenses of $1.0 million and stock-based compensation expenses of $1.0 million. Net changes in our operating assets and liabilities were primarily due to a change in other current assets of $1.2 million, partially offset by a decrease in accounts payable of $2.6 million.

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $17.6 million, primarily as a result of liquidation of short-term deposits, partially offset by purchases of property and equipment which consisted primarily of leasehold improvements and lab equipment as part of construction work on our new in-house manufacturing facility, laboratories and offices.

During the six months ended June 30, 2020, net cash used in investing activities was $0.9 million, primarily as a result of an increase in bank deposits and purchases of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial expenses, net in our condensed consolidated statements of operations. As of June 30, 2021, we had outstanding foreign exchange contracts in the amount of approximately $4.0 million. As of June 30, 2020, we had no outstanding foreign exchange contracts.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $5.2 million, primarily from issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below. In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2021 through June 30, 2021, we issued an aggregate of 734,164 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $5,293,016. From July 1, 2021 through August 10, 2021, we issued an aggregate of 9,800 shares of Common Stock pursuant to the ATM Agreement for aggregate gross proceeds of $55,103. We may continue to sell shares under the ATM Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time.

During the six months ended June 30, 2020 net cash provided by financing activities was $0.1 million, mainly as a result of exercise of stock options of $0.2 million offset by outflows in connection with the Recapitalization Transaction of $0.1 million.

On July 28, 2021, we completed a transaction under a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional investors and all of our directors and certain of our executive officers, or, collectively, the Investors, pursuant to which we issued and sold, in a registered direct offering, or the Offering, directly to the Investors an aggregate of 3,750,000 units, with each unit consisting of one share of our shares of Common Stock, and one warrant to purchase 0.75 of a share of Common Stock, at a purchase price of $4.00 per unit. The net proceeds from the Offering amounted to $13.9 million, after the deduction of fees and Offering expenses and assuming no exercise of the warrants. The warrants will be exercisable six months after the date of issuance, at an exercise price of $5.00 per share and will expire five years from the date such warrants first become exercisable. The warrants will not be listed on the NYSE American Stock Market or any other exchange and no trading market for the warrants is expected to develop. The Securities Purchase Agreement contains customary representations, warranties and agreements by us.

Additionally, in August 2021, we entered into a loan and security agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount up to $30.0 million, or the Term Loan, is available to us in three tranches. We expect to receive $14.6 million, net of $0.4 million of closing charges, promptly after signing the agreement on August 16, 2021 and, subject to certain conditions, two additional tranches of $10 million and $5 million will be available to us. See Item 5. of Part II of this Quarterly Report for more information regarding the Hercules Loan Agreement, which is incorporated herein by reference.

Outlook

We have accumulated a deficit of $88.0 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates, our liquidity resources as of June 30, 2021, which consisted primarily of cash, cash equivalents and restricted cash of approximately $47.3 million together with the net proceeds from the Offering and the first tranche of the Loan, will be sufficient to fund our operations into at least middle of 2023.

Consistent with our continuing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity or debt securities, including under our ATM Agreement, loans, including the Loan and possibly additional grants from the IIA or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of June 30, 2021, we had outstanding foreign exchange contracts in the amount of approximately $4.0 million. As of June 30, 2020, we had no outstanding foreign exchange contracts.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021, except as noted below.

Risks related to the Hercules Loan Agreement

The terms of the Hercules Loan Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In August 2021, we entered into Hercules Loan Agreement, providing for the Term Loan in an aggregate principal amount of up to $30.0 million, subject to funding in three tranches and subject to certain terms and conditions. We expect to receive the first tranche of $15.0 million promptly after signing the agreement in August 2021. Two additional tranches in the amounts of $10 million and $5 million may become available to us to borrow upon the occurrence of certain milestone events. Our obligations under the Hercules Loan Agreement are secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

The Hercules Loan Agreement includes affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates. Events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the Hercules Loan Agreement or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments. If we default under the Hercules Loan Agreement, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Item 5. Other Information

Hercules Loan and Security Agreement

On August 16 2021, or the Closing Date, we entered into the Hercules Loan Agreement, with Hercules Capital, Inc. as agent, or Hercules, the several banks and other financial institutions or entities from time to time parties to the Hercules Loan Agreement, or the Lenders, and BiomX Ltd. and RondinX Ltd., or the Guarantors.

Amount. The Hercules Loan Agreement provides for a term loan or loans in an aggregate principal amount of up to $30.0 million, or the Term Loan. The Term Loan is subject to funding in three tranches, as follows: (a) on the Closing Date, a loan in the aggregate principal amount of $15.0 million, or the Tranche 1 Advance, (b) upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million, or the Tranche 2 Advance, and (c) upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million, or the Tranche 3 Advance.

Guarantee. Our obligations under the Hercules Loan Agreement are guaranteed, jointly and severally by each of the Guarantors. The obligations of the Guarantors pursuant to the Hercules Loan Agreement are absolute and unconditional joint and several, irrespective of the value, genuineness, validity, regularity or enforceability of our or any other Guarantor’s obligations pursuant to the Hercules Loan Agreement.

Interest Rate, Fees. The outstanding principal of the Term Loan bears interest at a per annum rate of interest equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 5.70%, and (ii) 8.95%, based on a year consisting of 360 days, with interest computed daily based on the actual number of days elapsed. The Term Loan Interest Rate will float and change on the day the prime rate changes from time to time. Interest is payable on a monthly basis on the first Business Day of each month. In addition, on the advance date for the Tranche 2 Advance, we are required to pay a facility charge equal to one half of one percent (0.5%) of the principal amount of the Tranche 2 Advance and on the advance date for the Tranche 3 Advance, we are required to pay a facility charge equal to one half of one percent (0.5%) of the principal amount of the Tranche 3 Advance.

Use of Proceeds. We intend to use the proceeds of the Term Loan for working capital purposes and general corporate purposes.

Maturity. The maturity date of the Term Loan is the first day of the month that begins 48 months after the Closing Date, or the Term Loan Maturity Date. However, if the Performance Milestone I is achieved, then the Term Loan Maturity Date shall be extended to the first day of the month that begins 54 months after the Closing Date and if the Performance Milestone II is achieved, then the Term Loan Maturity Date shall be extended to the first day of the month that begins 60 months after the Closing Date, provided, in each case, that if such day is not a business day, then the Term Loan Maturity Date shall be the immediately preceding business day. In addition, upon the Term Loan Maturity Date (or such earlier time that we elect to repay the Term Loan), we agreed to pay to Hercules a charge in the amount of 6.55% of the aggregate principal amount of the Term Loan Advances made pursuant to the Hercules Loan Agreement.

Prepayment. We may, at our option, prepay all but not less than all, of amounts withdrawn under the Hercules Loan Agreement at any time, upon seven (7) Business Days’ written notice to Hercules by paying the entire principal balance, all accrued and unpaid interest thereon, together with a prepayment charge determined as follows: if the Term Loan is prepaid (i) in any of the first twelve (12) months following the Closing Date, 3.0%; (ii) after twelve (12) months but prior to twenty four (24) months, 2.0%; (iii) after twenty four (24) months but prior to thirty-six (36) months following the Closing Date, 1.0%, and (iv) thereafter, 0%.

Security. Ours and the Guarantor’s obligations under the Hercules Loan Agreement are secured by a security interest, senior to any current and future debts and to any security interest, in all of ours and the Guarantors’ right, title, and interest in, to and under all of ours’ and the Guarantors’ personal property and other assets, other than intellectual property and other limited exceptions specified in the Hercules Loan Agreement.

Covenants; Representations and Warranties; Other Provisions. The Hercules Loan Agreement contains customary representations, warranties and covenants, including covenants by us and the Guarantors limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes.

Default Provisions. The Hercules Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, material misrepresentations by us, insolvency, bankruptcy, occurrence of any default under any other agreement involving material indebtedness and the occurrence of a material adverse effect on ours or the Guarantors’ business. After the occurrence and continuance of an event of default, Hercules has the option to (i) accelerate payment of all obligations and terminate its (and any other lenders’) commitments under the Hercules Loan Agreement, (ii) sign and file our name any notices, assignment or agreements necessary to perfect or protect repayment, or (iii) notify any of ours or the Guarantors’ account debtors to make payment directly to Hercules.

The foregoing description of the Hercules Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Hercules Loan Agreement filed as Exhibit 10.3 to this Quarterly Report.

Item 6. Exhibits

No.	Description of Exhibit
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020)

3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)

10.1	Form of Securities Purchase Agreement, dated July 26, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)

10.2	Placement Agency Agreement, dated July 26, 2021, among the Company, Cantor Fitzgerald & Co. and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)

10.3* †	Loan and Security Agreement dated August 16, 2021 by and among BiomX, Inc., BiomX Ltd., RondinX Ltd. and Hercules Capital, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: August 16, 2021	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Senior Vice President of Finance and Operations
(Principal Financial Officer and Principal Accounting Officer)