Form 10-Q
period 2021-09-30
BiomX Inc.
filed 2021-11-15
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

BiomX Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., 5th Floor, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American
Warrants, each exercisable for one-half of a share of common stock, $0.0001 par value, at an exercise price of $11.50 per share	PHGE.WS	NYSE American

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

As of November 10, 2021, 28,581,229 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs and impacts of changes in our management on our business. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	the continued impact of COVID-19 on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review in various global markets;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials;

●	the ability of our product candidates to demonstrate requisite safety and tolerability for cosmetics, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals, especially with governments undergoing changes in administration and priorities;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to manage the growth of the business;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	receipt of the second and / or third tranches under the Term Loan Facility, as such term is defined below;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or, the 2020 Annual Report.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	September 30, 2021	December 31, 2020
ASSETS

Current assets

Cash and cash equivalents		67,346	36,477
Restricted cash		985	763
Short-term deposits		-	19,851
Other current assets		1,467	3,576
Total current assets		69,798	60,667

Property and equipment, net		5,863	2,228
Intangible assets, net		1,899	3,038
Operating lease right-of-use assets		4,239	4,430
Total non-current assets		12,001	9,696
		81,799	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	September 30, 2021	December 31, 2020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		1,879	2,320
Other account payables		6,321	3,978
Current portion of operating lease liabilities		799	863
Total current liabilities		8,999	7,161

Non-current liabilities
Long-term debt	4	14,225	-
Operating lease liabilities, net of current portion		4,728	5,032
Other liabilities		420	701
Total non-current liabilities		19,373	5,733

Commitments and Collaborations	3

Stockholders’ equity	5

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of September 30, 2021 and December 31, 2020. No shares issued and outstanding as of September 30, 2021 and December 31, 2020.		-	-
Common Stock, $0.0001 par value; Authorized - 60,000,000 shares as of September 30, 2021 and December 31, 2020. Issued – 28,206,229 shares as of September 30, 2021 and 23,270,337 shares as of December 31, 2020. Outstanding – 28,200,529 shares as of September 30, 2021 and 23,264,637 shares as of December 31, 2020.		3	2

Additional paid in capital		151,451	129,725
Accumulated deficit		(98,027)	(72,258)
Total stockholders’ equity		53,427	57,469
		81,799	70,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2021	2020	2021	2020

Research and development (“R&D”) expenses, net		6,608	6,056	16,102	13,302
Amortization of intangible assets		380	380	1,139	1,139
General and administrative expenses		2,845	2,394	8,436	6,749
Operating loss		9,833	8,830	25,677	21,190

Financial expenses (income), net		188	5	76	(248)

Loss before tax		10,021	8,835	25,753	20,942

Tax expenses		10	-	16	-

Net Loss		10,031	8,835	25,769	20,942

Basic and diluted loss per share of Common Stock	6	0.37	0.38	1.03	0.91

Weighted average number of shares of Common Stock outstanding, basic and diluted		27,077,903	23,150,253	25,120,037	23,013,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23		23
Exercise of warrants (**)	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334		4,334
Stock-based compensation expenses			530		530
Net loss				(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954
Exercise of stock options	55,246	*	78		78
Issuance of Common Stock under Open Market Sales Agreement, net of $24 issuance costs	132,490	*	801		801
Stock-based compensation expenses			1,095		1,095
Net loss				(7,336)	(7,336)

Balance as of June 30, 2021	24,429,076	2	136,586	(87,996)	48,592
Exercise of stock options	11,653	*	20		20
Issuance of Common Stock under Open Market Sales Agreement, net of $2 issuance costs	9,800	*	53		53
Issuance of Common Stock under securities purchase agreement (“SPA”), net of $1,235 issuance costs (***)	3,750,000	1	13,765		13,766
Stock-based compensation expenses			1,027		1,027
Net loss				(10,031)	(10,031)
Balance as of September 30, 2021	28,200,529	3	151,451	(98,027)	53,427

(*)	Less than $1.

(**)	See Note 5B.

(***)	See Note 5A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Capital	Deficit	Equity

Balance as of January 1, 2020	22,862,835	2		126,626	(42,172)	84,456

Exercise of stock options	57,325	(*	)	106		106
Stock-based compensation expenses				337		337
Net loss					(5,901)	(5,901)

Balance as of March 31, 2020	22,920,160	2		127,069	(48,073)	78,998
Exercise of stock options	220,104	(*	)	52	-	52
Stock-based compensation expenses	-	-		677	-	677
Net loss	-	-		-	(6,206)	(6,206)

Balance as of June 30, 2020	23,140,264	2		127,798	(54,279)	73,521
Exercise of stock options	27,414	(*	)	38	-	38
Stock-based compensation expenses	-	-		1,114	-	1,114
Net loss	-	-		-	(8,835)	(8,835)

Balance as of September 30, 2020	23,167,678	2		128,950	(63,114)	65,838

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(25,769)	(20,942)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	1,746	1,618
Stock-based compensation	2,652	2,128
Finance expense, net	2	-
Changes in other liabilities	(281)	116
Loss from sale of property and equipment	24	-

Changes in operating assets and liabilities:
Other current assets	2,109	1,318
Trade account payables	(549)	(1,877)
Other account payables	1,760	218
Net change in operating leases	(177)	46
Related parties		50
Net cash used in operating activities	(18,483)	(17,325)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(387)
Proceeds from short-term deposits	19,851	-
Purchases of property and equipment	(3,579)	(662)
Proceeds from sale of property and equipment	4	-
Net cash provided by (used in) investing activities	16,276	(1,049)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	5,188	-
Issuance of Common Stock under SPA, net of issuance costs	13,766	-
Proceeds from long-term debt, net of issuance costs	14,225	-
Outflows in connection with current assets and liabilities acquired in reverse recapitalization	-	(75)
Exercise of stock options	121	196
Net cash provided by financing activities	33,300	121

Increase (decrease) in cash and cash equivalents and restricted cash	31,093	(18,253)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	-

Cash and cash equivalents and restricted cash at the beginning of the period	37,240	72,410

Cash and cash equivalents and restricted cash at the end of the period	68,331	54,157

Supplemental disclosures of cash flow information
Cash paid for interest	60	-
Taxes paid	16

Supplemental disclosure of non-cash investing
Property and equipment purchases included in accounts payable and other payables	691	-
Right-of-use assets obtained in exchange for new operation lease liabilities	168	3,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

General information

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

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

To date, the Company has not generated revenue from its operations. Based on the Company’s current cash and commitments, management believes that the Company’s current cash and cash equivalents are sufficient to fund its operations for more than 12 months from the date of issuance of these condensed consolidated financial statements and sufficient to fund its operations necessary to continue development activities.

Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. See note 7 for further information.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company examined the impact of COVID-19 on its financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

D.	Recent Accounting Standards

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Derivative Activity

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of September 30, 2021, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,787 with a fair value of $20. As of December 31, 2020, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1,555 with a fair value of $90.

F.	Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC  820, “Fair Value Measurements and Disclosure” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

There were no changes in the fair value hierarchy levelling during the period ended September 30, 2021 and year ended December 31, 2020.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable	-	20	-	20
	30,007	20	-	30,027
Liabilities:
Contingent consideration (*)	-	-	180	180
	-	-	180	180

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
Foreign exchange contracts receivable	-	90	-	90
	30,000	90	-	30,090
Liabilities:
Contingent consideration (*)	-	-	83	83
	-	-	83	83

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

(*) Changes in contingent consideration for the nine months ended on September 30, 2021 and 2020 resulted from revaluation.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 0.37% to 0.98%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in condensed consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

NOTE 3 – COMMITMENTS AND COLLABORATIONS

A.

In April 2019, the IIA approved an application for a total budget of NIS 4,221 (approximately $1,185). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2018 through June 2019. As of September 30, 2021, BiomX Israel received all funds with respect to this program.

In December 2019, the IIA approved an application for a total budget of NIS 10,794 (approximately $3,123). The IIA funded 30% of the approved budget. The program was for the period beginning from July 2019 through December 2019. As of September 30, 2021, BiomX Israel received all funds with respect to this program.

In April 2020, the IIA approved an application for a total budget of NIS 15,562 (approximately $4,287). The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2020 through December 2020. As of September 30, 2021, BiomX Israel received all funds with respect to this program.

In March 2021, the IIA approved two new applications for a total budget of NIS 19,444 (approximately $5,874). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2021 through December 2021. As of September 30, 2021, the Company received NIS 2,042 (approximately $625) from the IIA with respect to these programs.

In August 2021, the IIA approved an application for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. As of September 30, 2021, the Company received NIS 1,004 (approximately $313) from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of September 30, 2021; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through September 30, 2021, total grants approved from the IIA aggregated to approximately $7,160 (NIS 24,731). Through September 30, 2021, the Company had received an aggregate amount of $5,563 (NIS 19,075) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $5,252. As of September 30, 2021, the Company had a contingent obligation to the IIA in the amount of approximately $5,386 including annual interest of LIBOR linked to the dollar.

B.	On September 1, 2020 (“Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration on biomarker discovery for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totaling $439 in installments of $50 within 60 days of the Effective Date, $100 upon receipt of the BI materials, $150 upon the completion of data processing and $139 upon delivery of the Final Report of observations and Results of the Project (as such terms are defined within the agreement). Unless terminated earlier, this agreement will remain in effect until one year after the Effective Date or completion of the Project Plan (as defined in the agreement) and submission and approval of the Final Report. During the nine months ended September 30,2021, consideration of $150 was received. As of September 30, 2021, aggregate consideration of $300 had been received. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million, or the second tranche, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million, or the third tranche, may become available. The milestones for the remaining tranches have not yet been reached as of September 30, 2021. The Company is required to make interest only payments through March 1, 2023, or extended to September 1, 2023 upon satisfaction of certain milestones, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to: (a) 3.0 % of amounts prepaid, if such prepayment occurs during the first 12 months following the Closing Date; (b) 2.0% after 12 months but prior to 24 months; (c) 1.0% after 24 months but prior to 36 months, and (d) no charge after 36 months. Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company is required to pay an end of term charge (“End of Term Charge”) equal to 6.55% of the total aggregate amount of the term loans being prepaid or repaid.

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On September 30, 2021, the Prime Rate was 3.25%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On September 30, 2021, the effective interest rate was 13.51%.

As of September 30, 2021, the carrying value of the term loan consists of $15,000 principal outstanding less the debt discount and issuance costs of approximately $775. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $172 for the three and nine months ended September 30, 2021.

Under the terms of the Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s intellectual property as collateral for the obligations thereunder. The Company also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent broadly marketed financing as defined up to a maximum aggregate amount of $2,000 under the terms as afforded to other investors in such financing. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, including a liquidity covenant beginning October 1, 2022, requiring the Company to maintain a minimum aggregate compensating cash balance of $5,000, and events of default, including a material adverse change in the Company’s business, payment defaults, breaches of covenants following any applicable cure period, and a material impairment in the perfection or priority of Hercules’ security interest in the collateral. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement.

Future principal payments for the long-term debt are as follows:

September 30, 2021
2021 (for the remaining 3 months)	-
2022	-
2023	4,458
2024	5,804
2025	4,738
Total principal payments	15,000
Unamortized discount and debt issuance costs	(775)
Long-term debt	14,225

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY

A.	Share Capital:

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the nine months ended September 30, 2021, the Company sold 743,964 shares of Common Stock under the ATM Agreement, at an average price of $7.19 per share, raising aggregate net proceeds of approximately $5,188, after deducting an aggregate commission of $160.

Securities Purchase Agreement:

On July 26, 2021, the Company entered into a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers for the sale of an aggregate of 3,750,000 shares of the Company’s Common Stock and warrants to purchase an aggregate of 2,812,501 shares of the Company’s Common Stock in a registered direct offering, for gross proceeds of $15,000 before deducting placement agent fees and offering expenses and assuming that none of the warrants are exercised. The securities were sold at price of $4.00 per share and an accompanying warrant to purchase 0.75 of a share of the Company’s Common Stock at an exercise price of $5.00 per share. The warrants will be exercisable six months after the date of issuance and will expire five years from the date such warrant first becomes exercisable. The warrants issued were classified as equity in accordance with ASC 815-40. The securities were offered pursuant to the Company’s effective registration statement on Form S-3. All proceeds were received as of July 28, 2021. 125,000 shares of Common Stock and 93,750 warrants were sold to related parties.

Warrants:

As of September 30, 2021, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Placement Warrants	IPO (December 13, 2018)	December 13, 2023	11.50	2,900,000
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
				9,212,501

B.	Stock-based Compensation:

On March 30, 2021, the Board of Directors approved the grant of 985,530 options to 94 employees, including five senior officers, one consultant, and six directors under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $7.02 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Underlying value of Common Stock ($)	7.02	5.59-6.21
Exercise price ($)	7.02	5.59-6.21
Expected volatility (%)	85.0	85.0
Expected terms of the option (years)	6.11	6.25
Risk-free interest rate (%)	1.17	0.37-0.52

The cost of the benefit embodied in the options granted during the nine months ended September 30, 2021, based on their fair value as at the grant date, is estimated to be approximately $5,138. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Nine Months Ended September 30, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	3,569,766	3.12	12,338
Granted	985,530	7.02
Forfeited	(116,235)	4.72
Exercised	(79,545)	1.52
Outstanding at the end of period	4,359,516	3.99	9,380
Exercisable at the end of period	2,354,505
Weighted average remaining contractual life of outstanding options – years as of September 30, 2021	7.43

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of September 30, 2021, the Company had the following outstanding stock-based compensation warrants to purchase Common Stock:

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

Expenses and income are included in R&D expenses, net in the condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the Company did not record any expenses.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its scientific founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Nine Months Ended September 30,
	2021	2020
Research and development expenses, net	1,539	1,345
General and administrative	1,113	783
	2,652	2,128

	Three Months Ended September 30,
	2021	2020
Research and development expenses, net	581	843
General and administrative	446	271
	1,027	1,114

NOTE 6 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the three and nine months ended September 30, 2021 does not include 4,359,516, 9,215,475 and 6,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

NOTE 7 – SUBSEQUENT EVENTS

A.	In October 2021 the Company entered into a binding agreement with a subsidiary of Maruho Co. Ltd., or Maruho, a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study expected in 2022.

B.	On October 18, 2021, the Company announced the results of a Phase 2 cosmetic clinical study of BX001. The study was a 12-week randomized, single center, double-blind, placebo-controlled trial in 140 women with mild-to-moderate acne vulgaris. No meaningful difference was demonstrated for BX001 relative to placebo. The Company has decided not to continue pursuing this program.

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

General

We are a clinical company developing products using both natural and engineered phage technologies designed to target and destroy bacteria that affect the appearance of skin, as well as harmful bacteria in chronic diseases, such as Cystic Fibrosis, or CF, Atopic Dermatitis, or AD, inflammatory bowel disease, or IBD, primary sclerosing cholangitis, or PSC, and colorectal cancer, or CRC. Bacteriophage or phage are viruses that target bacteria and are considered inert to mammalian cells. By developing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market and orphan diseases.

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

On November 15, 2021, we announced that we plan to focus on CF and AD programs in 2022 and to temporarily pause the development efforts in IBD and CRC for approximately one year, as neither program was expected to yield proof-of-concept data in patients over the next twelve months. In addition, we decided not to continue to pursue the development plan of our BX001 product candidate, that was developed to treat acne.

Clinical and Pre-Clinical Developments

Cystic Fibrosis

On March 31, 2021, we announced the selection of the phage cocktail for BX004, our therapeutic phage product candidate under development for chronic respiratory infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Based on recommendations from the Cystic Fibrosis Therapeutic Development Network, we updated our Phase 2 proof-of-concept study design and timelines to a Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. The Phase 1b/2a trial will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. Results from Part 1 are expected in the second quarter of 2022. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected by the third quarter of 2022. In September 2021, BX004 was cleared by the FDA to initiate the Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa.

Atopic Dermatitis

On March 31, 2021, we announced the selection of the phage cocktail for BX005, our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in atopic dermatitis. By reducing S. aureus burden, BX005 is designed to shift the skin microbiome composition to its “pre-flare” state to potentially result in clinical improvement. Results from a Phase 2 proof-of-concept trial evaluating the safety and efficacy of BX005 in atopic dermatitis patients are expected in the third quarter of 2022.

Acne

On October 18, 2021, we announced the results of a Phase 2 cosmetic clinical study of BX001. The study was a 12-week randomized, single center, double-blind, placebo-controlled trial in 140 women with mild-to-moderate acne vulgaris. Subjects were randomized into two cohorts: BX001 or placebo in a 1:1 ratio and self-administered BX001 or placebo twice daily. Key endpoints from the study evaluated the safety, tolerability and efficacy of BX001. BX001 was demonstrated to be safe and well-tolerated with no treatment-related adverse events. A statistically significant improvement from baseline was observed in appearance of acne-prone skin but no meaningful difference was demonstrated relative to the placebo arm of the Study. Significant improvements in the appearance of acne prone skin, as assessed by reduction in inflammatory lesion counts (48.3%, p<0.0001), non-inflammatory lesion counts (36.3%, p<0.0001), and by reduction in average Investigator’s Global Assessment, or IGA, score (-0.29, p<0.001), were observed when compared to baseline for both cohorts. No meaningful difference was demonstrated for BX001 relative to placebo. As mentioned above, we have decided not to continue pursuing this program.

Inflammatory Bowel Disease and Primary Sclerosing Cholangitis

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

Colorectal Cancer

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

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations, including social distancing in our offices, a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of November 10, 2021, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. During the second quarter of 2020, we updated our guidance on the timing of certain clinical milestones partly due to the health and safety precautions we had taken and challenges we continue to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the three months ended September 30, 2021 and 2020:

	Three Months ended September 30,
	2021	2020
	USD in thousands
Research and development (“R&D”) expenses, net	6,608	6,056
Amortization of intangible assets	380	380
General and administrative expenses	2,845	2,394
Operating loss	9,833	8,830
Financial expense, net	188	5
Loss before tax	10,021	8,835
Tax expenses	10	-
Net loss	10,031	8,835
Basic and diluted loss per share of Common Stock	0.37	0.38
Weighted average number of shares of Common Stock outstanding, basic and diluted	27,077,903	23,150,253

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $6.6 million for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020. The increase of $0.5 million, or 8%, is primarily due to increased expenses related to conducting pre-clinical and clinical trials of our product candidates, partially offset by an increase in IIA grants that were recorded during the period. The Company recorded $0.6 million of IIA grants and grants receivables during the three months ended September 30, 2021. The Company did not record any grants and grants receivables during the three months ended September 30, 2020.

General and administrative expenses were $2.8 million for the three months ended September 30, 2021, compared to $2.4 million for the three months ended September 30, 2020. The increase of $0.4 million, or 17%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees and due to an increase in expenses associated with operating as a public company, such as directors’ and officers’ insurance.

Financial expense, net was $188,000 for the three months ended September 30, 2021, compared to $5,000 for the three months ended September 30, 2020. The increase in financial expense, net of $183,000, or 3900%, is primarily due to interest expense resulting from receipt of the first tranche of the Term Loan Facility, and due to the decrease in interest rates on bank deposits and money market funds.

Basic and diluted loss per share of Common Stock was $0.37 for the three months ended September 30, 2021, compared to $0.38 for the three months ended September 30, 2020. The decrease in diluted loss per shares of $0.01, or 3%, is primarily due to the increase in outstanding shares as part of the registered direct offering described below and other issuances of our Common Stock, offset by an increase in our operating loss.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months ended September 30,
	2021	2020
	USD in thousands
R&D expenses, net	16,102	13,302
Amortization of intangible assets	1,139	1,139
General and administrative expenses	8,436	6,749
Operating loss	25,677	21,190
Financial expense (income), net	76	(248)
Loss before tax	25,753	20,942
Tax expenses	16	-
Net loss	25,769	20,942
Basic and diluted loss per share of Common Stock	1.03	0.91
Weighted average number of shares of Common Stock outstanding, basic and diluted	25,120,037	23,013,790

Research and development expenses, net (net of IIA grants and consideration from research collaborations) were $16.1 million for the nine months ended September 30, 2021, compared to $13.3 million for the nine months ended September 30, 2020. The increase of $2.8 million, or 21%, is primarily due to expenses related to conducting pre-clinical and clinical trials of our product candidates and due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees in R&D and clinical activities, partially offset by an increase in IIA grants. The Company recorded $3.3 million and $0.5 million of IIA grants and grants receivables during the nine months ended September 30, 2021 and September 30, 2020, respectively.

General and administrative expenses were $8.4 million for the nine months ended September 30, 2021, compared to $6.7 million for the nine months ended September 30, 2020. The increase of $1.7 million, or 25%, is primarily due to an increase in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees, as well as an increase in expenses associated with operating as a public company, such as directors’ and officers’ insurance and due to expenses of moving into new premises.

Financial expense, net was $0.1 million for the nine months ended September 30, 2021, compared to financial income, net of $0.2 million for the nine months ended September 30, 2020. The increase in financial expense, net of $0.3 million, or 150%, is primarily due to interest expense that resulted from the Term Loan Facility and to the decrease in interest rates on bank deposits and money market funds, partially offset by the USD/NIS exchange rate differences.

Basic and diluted loss per share of Common Stock was $1.03 for the nine months ended September 30, 2021, compared to $0.91 for the nine months ended September 30, 2020. The increase of $0.12, or 13%, is primarily due to the increase in our net loss, partially offset by the increase in outstanding shares as part of the registered direct offering described below and other issuances of our Common Stock.

Liquidity and Capital Resources

We believe our cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements until at least the end of 2023. We have revised our operating plans in order to reduce expenses and, until we are able to obtain further funding, we currently plan to focus primarily on BX004 and BX005, our product candidates for CF and AD, respectively. In the future we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, and may seek to raise such additional funds through public or private equity, such as the registered direct offering discussed below or debt financings, loans such as the venture debt discussed below or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	USD in thousands
Net cash used in operating activities	(18,483)	(17,325)
Net cash provided by (used in) investing activities	16,276	(1,049)
Net cash provided by financing activities	33,300	121
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	-
Net increase (decrease) in cash and cash equivalents	31,091	(18,253)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $18.5 million primarily due to a net loss of $25.8 million, mostly due to our R&D and general and administrative expenses, offset by non-cash charges of $4.1 million and changes in our operating assets and liabilities of $3.1 million. Non-cash charges for the nine months ended September 30, 2021 consisted primarily of depreciation and amortization expenses of $1.7 million and stock-based compensation expenses in the amount of $2.7 million, offset by changes in contingent consideration of $0.3 million. Net changes in our operating assets and liabilities consisted primarily due to change in other current assets in the amount of $2.1 million and in other account payables in the amount of $1.8 million, partially offset by a decrease in accounts payable of $0.5 million and a decrease in net change in operating leases of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $17.3 million and included our net loss of $20.9 million, mostly due to our R&D and general and administrative expenses. Net changes in our operating activities for the nine months ended September 30, 2020 consisted primarily of depreciation and amortization in the amount of $1.6 million and stock-based compensation in the amount of $2.1 million, partially offset by a decrease in accounts payable in the amount of $1.9 million.

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $16.3 million, primarily as a result of liquidation of short-term deposits of $19.9 million, partially offset by purchases of property and equipment of $3.6 million which consisted primarily of leasehold improvements and lab equipment as part of construction work on our new in-house manufacturing facility, laboratories and offices.

During the nine months ended September 30, 2020, net cash used in investing activities was $1.0 million, mainly as a result of an increase in bank deposits and purchases of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial expenses, net in our condensed consolidated statements of operations. As of September 30, 2021, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.8 million with a fair value of $0.02 million. As of September 30, 2020, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3.5 million with a fair value of $0.01 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $33.3 million, from a loan and security agreement, from the issuance of Common Stock in a registered direct offering and from the issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2021 through September 30, 2021, we issued an aggregate of 743,964 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $5,351,120. From October 1, 2021 through November 10, 2021, we did not issue any shares of Common Stock pursuant to the ATM Agreement. We may continue to sell shares under the ATM Agreement and otherwise to use our effective shelf registration statement to raise additional funds from time to time.

On July 28, 2021, we completed a transaction under a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional investors and all of our directors and certain of our executive officers, or, collectively, the Investors, pursuant to which we issued and sold, in a registered direct offering, or the Offering, directly to the Investors an aggregate of 3,750,000 units, at a purchase price of $4.00 per unit, with each unit consisting of one share of our Common Stock, and one warrant to purchase 0.75 of a share of our Common Stock, at an exercise price of $5.00 per share. The net proceeds from the Offering amounted to $13.8 million, after the deduction of fees and Offering expenses and assuming no exercise of the warrants. The warrants will be exercisable six months after the date of issuance and will expire five years from the date such warrants first become exercisable. The warrants will not be listed on the NYSE American Stock Market or any other exchange and no trading market for the warrants is expected to develop. The Securities Purchase Agreement contains customary representations, warranties and agreements by us.

Additionally, in August 2021, we entered into a loan and security agreement, or the Term Loan Facility, with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount up to $30.0 million, or the Term Loan, is available to us in three tranches. We received $14.2 million, net of $0.8 million of closing charges and other transaction costs, promptly after signing the agreement on August 16, 2021 and, two additional tranches of $10 million and $5 million may become available to us to borrow upon the occurrence of certain milestone events.

In October 2021 we entered into a binding agreement with a subsidiary of Maruho Co. Ltd., or Maruho, a leading dermatology-focused pharmaceutical company in Japan, for an equity investment of $3.0 million. On October 14, 2021, pursuant to such agreement, we issued to Maruho 375,000 shares of our Common Stock at a premium to the market share price. The proceeds from this sale are intended primarily to support the Phase 1/2 study of BX005 expected in 2022. We also entered into an agreement granting Maruho a right of first offer to license our atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study.

During the nine months ended September 30, 2020 net cash provided by financing activities was $0.1 million, mainly as a result of exercise of stock options of $0.2 million, partially offset by outflows in connection with the Recapitalization Transaction of $0.1 million.

Outlook

We have accumulated a deficit of $98.0 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of September 30, 2021, which consisted primarily of cash, cash equivalents and restricted cash of approximately $68.3 million and will be sufficient to fund our operations into at least the end of 2023.

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

As of September 30, 2021, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.8 million. As of September 30, 2020, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2021, we entered into Hercules Loan Agreement, providing for the Term Loan in an aggregate principal amount of up to $30.0 million, subject to funding in three tranches and subject to certain terms and conditions. We received the first tranche of $15.0 million promptly after signing the agreement in August 2021. Two additional tranches in the amounts of $10 million and $5 million may become available to us to borrow upon the occurrence of certain milestone events. Our obligations under the Hercules Loan Agreement are secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 14, 2021, we issued to Maruho Deutschland GmbH 375,000 shares of our Common Stock in consideration for $3,000,000, at a purchase price of $8.00 per share. We issued the shares pursuant to an exemption from registration under Rule 506 and Rule 903 under the Securities Act 1933, as amended.

Item 5. Other Information

On November 10, 2021, Dr. Sailaja Puttagunta, our Chief Medical Officer, or CMO, notified us that she will be stepping down as CMO on December 31, 2021. Dr. Puttagunta will be transitioning into a consulting role starting at the beginning of 2022.

Item 6. Exhibits

No.	Description of Exhibit
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the registrant on August 13, 2020)

3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: November 15, 2021	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Senior Vice President of Finance and Operations
(Principal Financial Officer and Principal Accounting Officer)