Form 10-K
period 2021-12-31
BiomX Inc.
filed 2022-03-30
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0001-38762

BIOMX INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., Floor 5, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American
Warrants, each exercisable for one-half of a share of common stock, $0.0001 par value, at an exercise price of $11.50 per share	PHGE.WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2021, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of Common Stock held by non-affiliates of the Registrant was $119,922,575 based on the closing sale price of the Registrant’s shares of Common Stock on June 30, 2021 (the last trading day of the fiscal quarter) of $5.46 per share.

The number of shares outstanding of the Registrant’s shares of Common Stock as of March 25, 2022 was 29,779,249.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

BIOMX INC.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this report include, but are not limited to, statements regarding our disclosure concerning our operations, cash flows, financial position and also regarding our preclinical and clinical development plans, the safety, tolerability and efficacy of our phage therapy and the conducting, design, aims and timing of its preclinical and clinical studies and announcing results thereof.

Forward-looking statements appear in a number of places in this report including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and “Overview.” The risks and uncertainties include, but are not limited to:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	the continued impact of the COVID-19 pandemic on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations or third-party coverage and reimbursement policies on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to manage the growth of the business;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations;

●	potential security breaches, including cybersecurity incidents;

●	receipt of the second and/or third tranches under the Term Loan Facility, as such term is defined below, or the second tranche under our agreement with the Cystic Fibrosis Foundation;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in the section of this report entitled “Risk Factors” beginning on page 33.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our management’s potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. While these statements are based upon information available to us as of the filing date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in “Risk Factors” in this Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this report.

RISK FACTORS SUMMARY

The summary below provides an overview of many of the risks the Company faces, and a more detailed discussion of risks can be found in Item 1A. “Risk Factors” below. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	We are a clinical-stage company with limited operating history, we have never generated any revenue from product sales and may never be profitable. We anticipate that we will continue to incur significant losses for the foreseeable future.

●	We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

●	We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the potential success and time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

●	Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

●	The COVID-19 pandemic has affected and may continue to adversely affect our business, including our clinical trials.

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates for therapeutic indications, we will not be able to commercialize, or will be delayed in commercializing them.

●	Regulatory requirements for development of our product candidates are uncertain and evolving. Changes in these laws or the current interpretation or application of these laws would have a significant adverse impact on our ability to develop and commercialize our product candidates. Our success is also largely dependent on a broad degree of market acceptance of our product candidates and, in the case of drug products, physician adoption and use, which are necessary for commercial success.

●	Initiating, managing and completing clinical trials entails many risks, including in enrolling patients, non-performance of third parties we rely on to manage and perform clinical trials, delays and adverse effects. Even if successfully completed, results from clinical studies may not be replicated in subsequent clinical trials.

●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited.

●	Legal requirements as well as ethical and social concerns about synthetic biology and genetic engineering could limit or prevent the use of our technologies and limit our revenues.

●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities to us.

●	Failure to comply with health and data protection laws and regulations could lead to claims, government enforcement actions, regulatory actions, private litigation and/or adverse publicity. In addition, our business and operations might be adversely affected by security breaches, including any cybersecurity incidents.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and other consequences.

●	Even if we receive regulatory approval of any product candidates for therapeutic indications, we will be subject to ongoing regulatory compliance obligations and continued regulatory review as well as unfavorable health care legislative and regulatory reform measures. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	We are highly dependent on intellectual property licensed from third parties, collaborations with third parties in research and development and manufacturing of our clinical supply of product candidates. Termination or limitation of any of these licenses as well as third party collaborations could result in the loss of significant rights and materially harm our business.

●	We are dependent on patents and proprietary technology such as trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property our ability to commercialize products could suffer. If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and/or royalties, and forced to defend against litigation which might be very expensive to us.

●	We rely on our BacteriOphage Lead to Treatment, or BOLT, proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

●	Because our headquarters and principal facilities are located in the State of Israel, we are exposed to potential political, economic and military instability in Israel that might adversely affect us.

●	We have received, and may continue to receive, Israeli and other governmental grants to assist in the funding of our research and development activities. If we lose such funding we may encounter difficulties in the funding of future research and development. In addition, such Israeli government grants restrict our ability to manufacture products and transfer technology outside of Israel and require us to satisfy specified conditions. If we fail to satisfy such conditions, we may be required to refund grants, together with interest and penalties.

●	We incur significant costs operating as a public company, including significant management attention to maintaining and improving our internal control over financial reporting and the requirements of being a public company which may, among other things, strain our resources and divert management’s attention.

●	Exchange rate fluctuations between the U.S. Dollar, the New Israeli Shekel, the Euro and other foreign currencies, may negatively affect our future revenues and expenses.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage microbiome product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as cystic fibrosis, or CF, atopic dermatitis, or AD, inflammatory bowel disease, or IBD, primary sclerosing cholangitis, or PSC and colorectal cancer, or CRC. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

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

Our Product Pipeline

The chart below identifies our product candidates’ pipeline, their current status and expected timing for the upcoming milestones. We do not have any products approved or available for sale, our product candidates are still in the preclinical and clinical development stages, and we have not generated any revenue from product sales.

(1)	In November 2020, we announced the consolidation of our IBD and PSC programs to develop one broad host range product candidate for both IBD and PSC, designated BX003 (replacing a previous phage product candidate for IBD named BX002)

BX004 – Treatment of Cystic Fibrosis

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

The Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. The study design is based on recommendations from the Cystic Fibrosis Therapeutic Development Network. Results from Part 1 are expected in the third quarter of 2022. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected by the first quarter of 2023.

In September 2021, the FDA allowed us to initiate the Phase 1b/2a trial of BX004 in CF patients with chronic respiratory infections caused by P. aeruginosa.

In January 2022, we announced that we received an award of up to $5 million from the Cystic Fibrosis Foundation, or CF Foundation, in two tranches. The first tranche of $3 million, was received on December 21, 2021, as an equity investment. Upon completion of patient dosing in Part 1 of our Phase 1b/2a study of BX004 we will have the right to receive the second tranche of $2 million, also as an equity investment. The funding provided by the CF Foundation will be used to support the development of BX004.

BX005 – Treatment of Atopic Dermatitis

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

In October 2021, we entered into a stock purchase agreement with a subsidiary of Maruho Co. Ltd., or Maruho, a leading dermatology-focused pharmaceutical company in Japan, pursuant to which we issued to Maruho 375,000 shares of our common stock, par value $0.0001 per share, or Common Stock, at a price of $8.00 per share for gross proceeds of $3 million. We also granted Maruho a right of first offer to license BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study expected in the fourth quarter of 2022.

BX003 – Treatment of IBD and PSC

On November 12, 2020, we announced consolidation of our IBD and PSC programs into a single broad host range product candidate, named BX003, under development for both indications. Prior to November 2020, we had two separate phage product candidates for IBD and for PSC, with our IBD product candidate named BX002 and PSC product candidate named BX003. After the consolidation, the BX003 product candidate was under development to treat both IBD and PSC, targeting bacterial strains of Klebsiella pneumoniae, or K. pneumoniae, a potential pathogen implicated in both diseases. K. pneumoniae strains isolated from IBD patients were shown to be pro-inflammatory in animal models and may have a role in the onset and aggravation of the disease. Strains of K. pneumoniae isolated from PSC patients were shown to cause an inflammatory response in the liver of animal models and were shown to induce the formation of pores through monolayer colonic organoid cultures. Prior to the consolidation, our Phase 1a clinical study was conducted only on BX002, and future clinical studies are planned to be conducted on BX003.

On February 2, 2021, we announced positive results of a randomized, single-blind, multiple-dose, placebo-controlled Phase 1a pharmacokinetic study of BX002, our product candidate for IBD and PSC, conducted under an investigational new drug application, or IND, submitted to the FDA. The study evaluated the safety and tolerability of orally administered BX002 in 18 healthy volunteers. Subjects were randomized to receive orally either BX002 or placebo, twice daily for three days. Subjects were monitored for safety for seven days in a clinical unit, with follow-up for safety assessments done at 14 and 28 days after completion of dosing. BX002 was demonstrated to be safe and well-tolerated, with no serious adverse events and no adverse events leading to discontinuation. In addition, the study met its objective of delivering high concentrations of viable phage to the gastrointestinal tract of approximately 1010 PFU, or plaque forming units. This equals approximately 1,000 times more viable phage compared to the bacterial burden of K. pneumoniae in IBD and PSC patients as measured in stool. Based on the Phase 1a study results, we plan to advance to a Phase 1b/2a study evaluating the efficacy of BX003 for the reduction of K. pneumoniae in individuals that carry the target bacteria.

On November 15, 2021, we announced that we plan to temporarily pause the development efforts in BX003 until early 2023.

CRC

We are also developing synthetically engineered phage designed to target strains of bacteria found in CRC tumors. Our CRC program integrates expertise in identifying and validating associations of specific strains of bacteria with human disease and synthetic biology capabilities enabling design of phage that are expected to deliver therapeutic payloads to tumors. Only a small percentage of the new cases of CRC respond to immunotherapy. This lack of response is believed to be due to the lack of novel tumor antigens and scarcity of immune cells in colorectal tumors. We have observed in vitro and in vivo that phage can be used to target strains of Fusobacterium nucleatum, a bacterial species that is highly enriched in colorectal tumors and is believed to be pathogenic. We plan to use phage intravenously to deliver payload genes, such as those encoding immunostimulatory proteins, to tumors while also leading to eradication of these bacteria. We have successfully engineered an IL-15 gene payload into F. nucleatum phage. On November 15, 2021, we announced that we plan to temporarily pause the development efforts in CRC until early 2023.

BX001 – Treatment of acne

We developed BX001, our product candidate to modify the appearance of skin in a range of skin types, including oily and acne-prone skin. BX001 is a topical gel that includes a combination of naturally occurring phage that specifically target Cutibacterium acnes, or C. acnes.

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

On October 18, 2021, we announced the results of a Phase 2 clinical study of BX001. The study was a 12-week randomized, single center, double-blind, placebo-controlled trial in 140 women with mild-to-moderate acne vulgaris. Subjects were randomized into two cohorts: BX001 or placebo in a 1:1 ratio and self-administered BX001 or placebo twice daily. Key endpoints from the study evaluated the safety, tolerability and efficacy of BX001. BX001 was well-tolerated with no treatment-related adverse events. A statistically significant improvement from baseline was observed in appearance of acne-prone skin but no meaningful difference was demonstrated relative to the placebo arm of the Study. Following such results we decided not to continue pursuing this program.

Our Strategy

Our goal is to develop multiple products based on the ability of phage to precisely target components of the microbiome and on our ability to screen, identify and optimally combine different phage, both naturally occurring and generated using synthetic engineering, to develop these treatments. We intend to continue to:

●	Investigate clinical safety and efficacy of our lead phage-based product candidates in CF and AD, as well as in IBD/PSC;

●	Identify new pathogenic bacteria to be targeted by phage therapy for our existing indications and possible new indications;

●	Develop and partner microbiome-based biomarker tests, based on our proprietary XMarker platform, that can be used for disease diagnosis or as companion diagnostics; and

●	Evaluate the preclinical activity of our synthetic engineering approach for delivering therapeutic payloads to bacteria that are resident within CRC tumors followed by evaluation through clinical testing.

Our phage discovery platform

Our approach is driven by the convergence of several factors: a rapidly increasing understanding of phage, including the links between phage behaviors and their genomes; growing evidence that the presence of specific harmful bacteria may impact chronic diseases, such as CF, making them in principle, amenable to treatment with phage; and by a growing number of anecdotal reports from different academic centers of successful compassionate use of phage to treat seriously ill patients who were unresponsive to other therapies. We believe our phage therapeutic product candidates have the potential to treat conditions and diseases by precisely targeting pathogenic bacteria without disrupting elements of the healthy microbiota.

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

BOLT is designed to allow rapid phage cocktails. The BOLT cocktail targets a broad patient population and may be comprised of naturally-occurring or synthetically engineered phage. The cocktail contains phage with complementary features and is further optimized for multiple characteristics such as broad target host range, ability to prevent resistance, biofilm penetration, stability and ease of manufacturing. Development of the optimized phage cocktail is anticipated to require 1-2 years.

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

Manufacturing

We have developed a manufacturing process that utilizes state of the art industrial methods for the manufacturing of our product candidates. This process is designed to comply with current Good Manufacturing Practice, or cGMP, with the appropriate scale to meet our clinical study needs, and to fulfill the requirements of regulators for human studies. We currently operate a manufacturing model that combines an in-house process development and manufacturing suite with the flexibility to outsource to third-party manufacturing organizations when needed. As such, for BX004 we have engaged an additional third-party provider to supplement our in-house process development activities. We have selected this organization based on its experience, capability, capacity and regulatory status. Projects are managed by a specialist team of our internal staff, who assure compliance with the technical aspects and regulatory requirements of the manufacturing process.

We maintain service agreements with multiple manufacturers. These service agreements generally are short-term in nature and can be extended or renewed. The production amounts identified in our current service agreements are sufficient to support our current clinical study needs.

In March 2021, we moved into a new 6,500 square foot manufacturing facility in our headquarters, in Ness Ziona, Israel. Our facility is designed with the capacity to produce clinical quantities of our product candidates required for future early-stage clinical development. Our facility consists of two suites for drug substance phage production/development as well as formulation and final drug product production rooms to support topical, oral, inhaled and injectable phage-based products in a liquid, cream, semi-solid or dry form.

While we do not have a current need for a commercial scale manufacturing capacity, at the appropriate time we intend to evaluate building large scale cGMP internal manufacturing capabilities, which may include expansion of our operations.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patent protection in the United States and internationally for our product candidates and discovery platform. We also rely on trademarks, trade secrets, know-how, copyrights, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to our Licensed and Co-Owned Intellectual Property.”

We plan to continue to expand our intellectual property estate by filing patent applications directed to formulations, related methods of treatment, methods of manufacture or identification from our ongoing development of our product candidates, as well as discovery based on our proprietary product platform. Our success will depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend, and enforce any patents that we may obtain, preserve the confidentiality of our trade secrets and know-how and operate without infringing the valid and enforceable patents and proprietary rights of third parties.

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

Patent portfolio

Our patent portfolio consists of owned patent applications, as well as both licensed and co-owned patent applications (that are also licensed). See “Risk Factors — Risks Related to our Licensed and Co-Owned Intellectual Property.” For some of these applications, prosecution has not started, and others are in the early stages of prosecution in the United States and in selected jurisdictions outside of the United States. We solely own four patent families. We co-own one international patent family (United States, Europe, Australia, Canada, China and Japan with Keio University in Tokyo, Japan, or Keio, one international patent family (United States, Australia, Brazil, Canada, China, Japan, Israel, European Patent Office, Korea and India national filings) with Yeda Research and Development Company Limited, or Yeda, and one international patent family (United States, Europe, Australia, Canada, China and Japan) with both Keio and Yeda. We have an exclusive license from Yeda and Keio for these co-owned patent applications. We have exclusive licenses from Yeda, Keio, or MIT for the rest of the patents and patent applications in its portfolio.

A significant portion of our portfolio is directed to our product candidates, specifically: CF, AD, IBD, PSC and CRC, as well as to our bacterial target discovery and bacteriophage discovery technology platforms. Prosecution has yet to commence for most of the pending patent applications covering our product candidates. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our licensed and co-owned patent applications, described briefly below.

CF

We solely own one patent family (PCT stage) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat chronic Pseudomonas lung infections, especially common in CF patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

AD

We solely own one patent family (pre-PCT stage) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat skin infections, especially common in AD patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

IBD

We solely own one patent family (PCT stage), co-own with Keio one international patent family (United States, Europe, Australia, Canada, China and Japan) and co-own with Keio and Yeda one international patent family (United States, Europe, Australia, Canada, China and Japan), containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage useful to treat IBD and other diseases of the gastrointestinal tract, methods of use for these bacteriophage combinations, methods of identifying patients who will respond to these bacteriophage combinations, and methods of treating IBD by targeting bacterial strains discovered to cause or contribute to that disease.

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

PSC

We have an exclusive license to one United States national patent application and two Japanese patent applications with claims directed to pharmaceutical compositions comprising bacterial strains discovered to be beneficial in the treatment of PSC and methods of using the same, and to methods of treating PSC by reducing the level of certain bacterial strains discovered to contribute to PSC. Any United States patents issuing from the pending applications in this program, if issued, are expected to expire in 2038 or 2039. Patent term adjustments or patent term extensions could result in later expiration dates.

CRC

We solely own one patent family (PCT stage), containing claims directed to pharmaceutical compositions and formulations comprising combinations of bacteriophage (both synthetic and naturally occurring) useful to treat cancer. Any U.S. patent issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2041. Patent term adjustments or patent term extensions could result in later expiration dates.

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

Trade Secrets and Know-How

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual’s or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of its proprietary information by third parties.

Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets and benefit from the exclusive use thereof. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Licensed and Co-Owned Intellectual Property.”

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

We are aware of a number of biotechnology companies developing bacteriophage products to treat diseases. To our knowledge, several biotechnology companies, such as Adaptive Phage Therapeutics, Locus Biosciences, Inc., Armata Pharmaceuticals, Inc. and SNIPR Biome, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phage or synthetic biology approaches. In addition, we are aware of several investigational and marketed products to treat the indications that we are targeting with our product candidates, including, but not limited to:

●	CF: Trikafta, Symdeco, Pulmozyme, Tobramycin, Aztreonam

●	AD: Elidel, Eucrisa, Ruxolitinib, Dupixent

●	IBD: Humira, Stelara, Entyvio, Inflectra and Cimzia

●	PSC: Obeticholic acid (Intercept clinical candidate), GS-9674 (Gilead clinical candidate), BTT1023, (Acorda Therapeutics candidate) and PLN-74809 (Pliant clinical candidate)

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

In October 2021, we entered into a stock purchase agreement with a subsidiary of Maruho, a leading dermatology-focused pharmaceutical company in Japan, pursuant to which we issued to Maruho 375,000 shares of our Common Stock, at a price of $8.00 per share for gross proceeds of $3 million. We also granted Maruho a right of first offer to license BX005 in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study expected in the fourth quarter of 2022.

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

Certain of our current product candidates and future product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements, if needed;

●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	Approval by an institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity, potency and efficacy of the investigational product for each proposed indication;

●	Submission to the FDA of a BLA;

●	A determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;

●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;

●	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA;

●	Payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to establish a rationale for therapeutic use and in some cases to assess the potential for adverse events. The conduct of preclinical studies is subject to federal regulations and requirements, including in some cases GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and, must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Expedited Development and Review Programs

The FDA has a fast-track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Products receiving accelerated approval may be subject to expedited withdrawal procedures if such clinical trials fail to verify the predicted clinical benefit or if the sponsor fails to conduct such trials in a timely manner.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations, which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

Biosimilars and Exclusivity

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

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;

●	federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

●	the civil monetary penalties law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal transparency requirements under the Affordable Care Act, or ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

U.S. Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been a number of significant changes to the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which  eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Material Agreements

License Agreements

License Agreement with Yeda

On June 22, 2015, BiomX Ltd. entered into the Research and License Agreement, with Yeda, or, as amended, the Yeda 2015 License Agreement, the technology transfer office of the WIS, pursuant to which BiomX Ltd. received an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacturing, production and sale of microbiome-based therapeutic product candidates, including candidates specified in the agreement, which are used in our phage discovery platform, as well as patents, research and other rights to phage product candidates resulting from the work of the consultants identified in the agreement and further research conducted at the WIS which BiomX Ltd. funded.

In connection with this license, we are to pay a non-refundable license fee of $10,000 per year. In addition, BiomX Ltd. contributed an aggregate of approximately $2.0 million to the research budget agreed upon in the Yeda 2015 License Agreement. We are also required to pay tiered royalties in the low single digits on net sales of products and diagnostic kits covered by the Yeda 2015 License Agreement, subject to reductions as described therein. The products and diagnostic kits covered by the license agreement include those directed to IBD, CRC, and any other indications that may be treated by phage-based therapies, as well as related technology platforms. If we sublicense our rights under this agreement we will be obligated to pay Yeda additional sublicense royalties expressed as a percentage of the sublicensing receipts described in the agreement received ranging from the mid-teens to the mid-twenties. We are obligated to pay filing and maintenance expenses in respect of patents licensed under the Yeda 2015 License Agreement. In connection with the Yeda 2015 License Agreement, BiomX Ltd. also issued certain ordinary shares which were subsequently converted to 193,406 shares of our Common Stock as part of the Business Combination (as defined below). In the event of certain mergers and acquisitions we are party to, we are obligated to pay Yeda an amount equivalent to 1% of the consideration received under such transaction.

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

Employees

As of December 31, 2021, we had 103 full-time employees and consultants and 16 part time employees. Thirty-three of our employees have Ph.D. or M.D. degrees and 99 of our employees are currently engaged in research and preclinical development activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be very strong.

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

Simultaneous with the consummation of the IPO, we consummated the private placement of an aggregate of 2,900,000 warrants or the Private Placement Warrants, each exercisable to purchase one share of Common Stock for $11.50 per share, to an affiliate of the Sponsor, at a price of $0.40 per Private Placement Warrant, generating total proceeds of $1,160,000.

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

In addition, we also agreed to issue the following number of additional shares of Common Stock, in the aggregate, to the BiomX Ltd. shareholders on a pro rata basis, subject to the Company’s achievement of the conditions specified below following October 28, 2019:

a.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2022 is greater than or equal to $16.50 per share. This condition was not achieved and no shares were issued.

b.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2024 is greater than or equal to $22.75 per share.

c.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2026 is greater than or equal to $29.00 per share.

The mailing address of our principal executive office is 22 Einstein St., Floor 5, Ness Ziona, Israel 7414003 and the telephone number is (972) 72-394-2377. Our corporate website address is www.biomx.com. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report:

Name	Age	Position
Jonathan Solomon	45	Chief Executive Officer and Director
Assaf Oron	47	Chief Business Officer
Dr. Merav Bassan	56	Chief Development Officer
Marina Wolfson	38	Senior Vice President of Finance and Operations

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our securities. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our securities could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Business, Technology and Industry

We are a clinical-stage company with limited operating history and have incurred losses since our inception. We anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with limited operating history. We have incurred losses in each year since BiomX Ltd.’s inception in 2015. As of December 31, 2021, our accumulated deficit was $108.5 million, and we expect to incur increasingly significant losses for the foreseeable future. Preclinical development and clinical trials and activities are costly. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development and clinical trials for our product candidates. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term. For the years ended December 31, 2021 and 2020, we had losses from operations of $35.5 million and $30.3 million, respectively. We anticipate that the level of our expenses will continue to be significant if and as we:

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company.

We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $63.1 million, and we have had recurring losses from operations and negative operating cash flows since inception. We will need to raise additional capital in the future to support our operations and product development activities. In the near term, we expect to continue to fund our operations and other development activities relating to additional product candidates from the cash held by us, governmental and other grants and through future equity and debt financings. We have agreements with respect to additional tranches of our loan with Hercules Capital, Inc., or Hercules, and an additional equity investment by the CF Foundation, but each of these commitments is subject to us meeting future milestones, which may not occur. In connection with our efforts to raise additional capital, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on December 11, 2020. In addition, on December 4, 2020, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. Through March 25, 2022, we sold an aggregate of 780,151 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5,449,302. We may continue to sell shares under the Sale Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time, as we did in July 2021. We may also raise funds privately, as we did in October 2021 in our agreements with a subsidiary of Maruho Co. Ltd., or Maruho, and in December 2021 with the CF Foundation. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we enter into a collaboration for one or more of our current or future product candidates at an earlier development stage, the terms of such a collaboration will likely be less favorable than if we were to enter the collaboration in later stages or if we commercialized the product independently. If we raise additional funds through equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights or cause significant dilution to our stockholders. If we raise additional capital through debt financing, it would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights.

If we do not meet the milestones in our agreements with Hercules or the CF Foundation and/or additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan and may be required to delay our clinical development. While we believe that our existing cash and cash equivalents, together with our existing resources, will be sufficient to fund our planned operations until at least the end of 2023, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, or a bear market, or recession, ensues in the U.S. stock market, the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties and the impact associated with the COVID-19 pandemic, as well as geopolitical uncertainty and instability, such as the Russia-Ukraine conflict, our operating results and liquidity could be affected adversely by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may decline.

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

The terms of our term loan agreement with Hercules place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In August 2021, we entered into a term loan agreement, or the Hercules Loan Agreement, providing for a term loan in an aggregate principal amount of up to $30.0 million, subject to funding in three tranches and subject to certain terms and conditions. We received the first tranche of $15.0 million promptly after signing the agreement in August 2021. Two additional tranches in the amounts of $10 million and $5 million may become available to us to borrow upon the occurrence of certain milestone events. Our obligations under the Hercules Loan Agreement are secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

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

Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

Before we can obtain regulatory approval for a product candidate or otherwise obtain evidence allowing us to market the product as a drug or biologic, we must undertake extensive preclinical and clinical testing in humans to demonstrate safety and efficacy or in the case of biologics, safety, purity, and potency, to the satisfaction of the FDA or other regulatory agencies. Clinical trials of product candidates sufficient to obtain regulatory marketing approval or otherwise demonstrate safety prior to marketing, are expensive and take years to complete, especially for our product candidate designed to treat CRC as the phage will be genetically modified, which could make the conduct of clinical trials more complex and subject such trials to additional regulatory oversight. Furthermore, results from these clinical trials may not show safety or efficacy of our product candidates sufficient to lead to approval, or to warrant further development. For example, in October 2021, we announced the results of a Phase 2 cosmetic clinical study of our BX001 product candidate that showed no meaningful difference for efficacy relative to the placebo arm of the study, and therefore decided not to continue pursuing this program despite the time and expenses that had been incurred to date in its development. Our approach is intended to design phage combinations, or cocktails, to target specific strains of pathogenic bacteria in order to alter microbiome composition and confer potential therapeutic or cosmetic benefit to patients. However, there can be no assurance that the eradication of the selected targets will result in a clinically meaningful effect on the underlying disease, such as in cases where the pathology of the disease is not well-defined. In addition, the bacteria that we target may be associated with the disease, but may not be causative or contributive to the pathology of the disease, or there may be other bacteria that our product candidates do not target that are more meaningful drivers of the underlying disease. In addition, our product candidates require the use of effective delivery vehicles to reach the target organ or tissue, and there can be no assurance that our intended delivery systems will allow our product candidates to reach the desired locations in a patient. Safety must first be established through preclinical testing and early clinical trials, before efficacy can be evaluated and established and thereby lead to FDA or other regulatory agencies marketing approval. Our clinical trials may produce undesirable side effects or negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs.

The ongoing COVID-19 pandemic and other geopolitical instability have and may continue to adversely affect our business, including our clinical trials.

The COVID-19 pandemic has had and continues to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we temporarily had closed our executive offices with our administrative employees continuing their work outside of our offices and may need to close them again in the future. In addition, general economic, political, demographic and business conditions worldwide, including geopolitical uncertainty and instability, such as the Russia-Ukraine conflict, might adversely affect our business, through indirect disruption to our supply chain, harming our ability to raise funds at terms acceptable to us among other affects. Also, due to the COVID-19 pandemic we have modified our business practices, including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we have experienced and may continue to experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States Canada, Europe, Israel and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada, Europe, Israel and other countries to contain and treat the disease. As a result, the COVID-19 pandemic may have a material adverse effect on our business, results of operations, financial condition and prospects and heighten many of our known risks described or referenced in this “Risk Factors” section.

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

The process of obtaining regulatory approvals for therapeutic indications, both in the United States and in other countries, is expensive, may take many years if additional clinical trials are required, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and equivalent foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or equivalent foreign regulatory authorities may disagree with the design, including study population, dose level, dose regimen, and bioanalytical assay methods, or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or equivalent foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or equivalent foreign regulatory authorities for approval, such as was the case with our acne product candidate;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or equivalent foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a marketing application or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or equivalent foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or equivalent foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Moreover, under PREA, in the United States, and the Pediatric Regulation, in the European Union, the FDA or equivalent foreign regulatory authority could require mandatory testing in the pediatric population. Applications for approval in the United States or in the European Union must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA or equivalent foreign regulatory authority may, in its discretion, grant full or partial waivers, or deferrals, for submission of data in pediatric subjects. If the FDA requires data in pediatric patients, significantly more capital will have to be invested in order to conduct the mandatory pediatric clinical trials and studies, but the approval of the medicinal products for the adult population should normally not be affected. If the results of such pediatric studies are not positive, our product candidates will not be approved for children.

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

We are seeking to develop product candidates to treat medical conditions related to the presence of certain bacteria. Our success is largely dependent on a broad degree of market acceptance, and in the case of drug products, physician adoption and use, which are necessary for commercial success.

Even if we obtain FDA or foreign regulatory approvals for our drug product candidates, the commercial success of our product candidates will depend on consumer acceptance and adoption of products that we commercialize. Adverse events in preclinical studies and clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity could result in a decrease in demand for any product that we may develop.

In addition, the commercial success of our drug product candidates will depend significantly on their broad adoption and use by pediatricians and other physicians for approved therapeutic indications, as well as any other indications for which we may seek approval. We cannot be certain that our approach will lead to the development of approvable or marketable products.

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

Preclinical studies of our product candidates, such as BX003, including studies in animal disease models in the case of BX003 and other studies, may not accurately predict the safety of the product candidate such that further human clinical trials would be allowed to proceed. In particular, promising preclinical testing suggesting the potential efficacy of prototype phage products may not predict the ability of these products to address conditions in the human clinical settings. For example, while we have studied phage activity in vitro and in vivo, in the case of BX003, these results may not be replicated when our phage cocktails are administered to human subjects. Despite promising data in any preclinical studies, our phage technology may be found not to be efficacious when studied in clinical trials.

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

Our product candidates are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

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

We have experienced and may continue to experience difficulties in enrolling patients in our clinical trials, including due to the impacts of COVID-19, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. In addition, potential patients for our trials may not be adequately diagnosed or identified with the diseases that we are targeting or may not meet the entry criteria for our studies.

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

Clinical trials can be delayed for a variety of reasons, including:

●	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;

●	failures in our internal manufacturing operations that result in our inability to consistently and timely produce bacteriophage in sufficient quantities to support our clinical trials;

●	the availability of financial resources to commence and complete our planned clinical trials;

●	delays in reaching a consensus with clinical investigators on study design;

●	delays in reaching a consensus with regulatory agencies on trial design or in obtaining regulatory approval to commence a trial;

●	delays in obtaining clinical materials;

●	slower than expected patient recruitment for participation in clinical trials;

●	regulatory constraints or injunctions (for example, from supervisory authorities in case of noncompliance with cybersecurity and data privacy laws);

●	failure by clinical trial sites, other third parties or us to adhere to clinical trial agreements and/or the trial protocol;

●	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining IRB or independent ethics committee approval; and

●	adverse safety events experienced during our clinical trials.

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

The development of our product candidates requires that we isolate, select, optimize and combine a number of phage that target the desired bacteria for that product candidate. The selection of phage for any of our product candidates is based on a variety of factors, including, without limitation, the ability of the selected phage, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phage with the same part of the bacterial targets, the ability of the combined phage to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phage, intellectual property rights of third parties, and other factors. While we have selected an initial formulation of BX003, there can be no assurance that this initial formulation will be the final formulations of this product candidate for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

In the third quarter of 2019, we established our own manufacturing facility at our headquarters in Ness Ziona, Israel and we have executed cGMP manufacturing for our first in human clinical study (IBD project). In March 2021, we moved into a new manufacturing facility at our headquarters in Ness Ziona, Israel. Our new facility undergoes ongoing internal inspections to verify proper manufacturing for Phase I and II clinical studies in accordance with cGMP requirements. In the event this facility does not comply with cGMP standards for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

If we submit marketing applications for any of our product candidates manufactured at this facility, this manufacturing facility will be subjected to ongoing periodic inspection for compliance with European, FDA and cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we spent significant time and resources developing our BX001 product candidate, which we have now discontinued.

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

Our new BOLT platform enables us to rapidly develop, manufacture and formulate phage therapy candidates targeting particular pathogenic bacteria and incorporates our experience over the past six years with process refinement and implementation of technological advancements. For a given indication, the platform will allow for the completion of a clinical proof of concept study in patients, meaning Phase 2 results, within approximately 12-18 months from project initiation; however in certain indications the length of clinical proof of concept may be longer depending on the indication, identity of target bacteria, recruitment rate, cohort size and other factors, and we may not achieve clinical proof of concept on that timeline, or at all. We are initially aiming to complete a clinical proof of concept study in patients within approximately 12-18 months from project initiation in our cystic fibrosis and atopic dermatitis programs. Our BOLT platform is new and may not achieve the benefits we anticipate. To the extent we utilize our resources to further develop our BOLT platform, we may become more dependent on its success.

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

Exchange rate fluctuations between the U.S. Dollar, the New Israeli Shekel, the Euro and other foreign currencies, may negatively affect our future expenses.

Our proceeds from sales of our securities are generally received in U.S. Dollars. Our headquarters are located in Israel, where the majority of our general and administrative expenses and research and development costs are incurred in the New Israeli Shekel, or NIS. Future expenses may be incurred in foreign currencies such as the Euro or British Pound. As a result, our financial results may be affected by fluctuations in the exchange rates of currencies in the countries. For example, during 2020, we witnessed a strengthening of the average exchange rate of the NIS against the U.S. Dollar, which increased the U.S. Dollar value of Israeli expenses. If the NIS strengthens against the U.S. Dollar, as it did in 2020 and 2021, the U.S. Dollar value of our Israeli expenses, mainly personnel and facility-related, will increase. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. However, these foreign exchange contracts are not designated as hedging instruments for accounting purposes and they may not be effective. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance that fluctuations in the future will not have a material adverse effect on our operating results and financial condition.

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

In the United States, we may seek a Breakthrough Therapy Designation for some of our product candidates, including BX003 or our cystic fibrosis product candidate under development. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough designation also provides sponsors with the potential for rolling review of a BLA. Designation as a breakthrough therapy is within the discretion of the FDA.

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

The policies of the FDA or equivalent foreign regulatory agencies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

Noncompliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance requirements, can also result in significant financial penalties.

We may conduct clinical trials for our product candidates outside the United States, and the FDA may not accept data from such trials.

We have and may continue to conduct certain clinical trials or a portion of our clinical trials for our product candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain health care costs. For example, in March 2010, the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; and extended the rebate program to individuals enrolled in Medicaid managed care organizations. It also established annual fees and taxes on manufacturers of certain branded prescription drugs and creates a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 50% point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. On February 7, 2022, the FDA announced that domestic inspections across all commodities will resume due to the decline in COVID-19 cases in the U.S. Previously planned foreign surveillance inspections that have received country clearance and are within the Centers for Disease Control and Prevention’s Level 1 or Level 2 COVID-19 travel recommendation will also proceed. Planning for additional foreign surveillance inspections is ongoing, with an anticipated goal of conducting foreign prioritized inspections starting in April 2022. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to our Licensed and Co-Owned Intellectual Property

The license agreements we maintain, including the Yeda 2015 License Agreement, with Yeda are important to our business. If we or the other parties to our license agreements fail to adequately perform under the license agreements, or if we or they terminate the license agreements, the development, testing, manufacture, production and sale of our phage-based therapeutic product candidates would be delayed or terminated, and our business would be adversely affected.

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

We rely on trade secrets to protect certain aspects of our technology, including our proprietary processes for manufacturing and purifying bacteriophage. Trade secrets are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secret information is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Our research and development efforts have been financed, in part, through the grants that we have received from the Israeli Innovation Authority, or the IIA. We, therefore, must comply with the requirements of the Israel Encouragement of Research and Development in Industries, or the Research Law. For the years ended December 31, 2021 and 2020, we recorded grants totaling $3.7 million, $0.5 million, from the IIA, respectively. The grants represented 13.7% and 2.7% of our gross research and development expenditures for the years ended December 31, 2021 and 2020, respectively.

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

Through December 31, 2021, we had received an aggregate of $5.6 million in the form of grants from the IIA. BiomX Ltd. was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of our funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR rate applicable to dollar deposits, as published on the first business day of each calendar year. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In September 2021, the Bank of Israel, which determines annual interest rates, published a directive which stated that annual interest at a variable rate linked to the LIBOR rate for loans in U.S. dollars will be replaced by the Secured Overnight Financing Rate, or the SOFR, in June 2023. While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR with SOFR would affect us, the implementation of SOFR may increase our financial liabilities to the IIA. Management continues to monitor the status and discussions regarding SOFR. We are not yet able to reasonably estimate the expected impact. As of December 31, 2021, the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $5.4 million. As part of funding our current and planned product development activities, we have submitted follow-up grant applications for new grants.

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

Although Israel has entered into various agreements with Egypt, Jordan, the Palestinian Authority and with various states in the Persian Gulf, there has been a continuous unrest and terrorist activity with varying levels of severity, the most recent of which was the armed conflict with Hamas in May 2021. In addition, Israel faces threats from more distant neighbors, in particular, Iran. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adversely affected.

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

As of December 31, 2021, we had an aggregate of 13,652,974 warrants outstanding to purchase an aggregate of up to 9,215,475 shares of Common Stock with a weighted average exercise price of $9.51, certain of which are included in our outstanding units, certain of which were issued in private placements and certain of which are traded on the NYSE American under the symbol “PHGE.WS,” or the Outstanding Warrants, in each case subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

In addition, as of December 31, 2021, we had outstanding vested and unvested options to purchase 4,084,549 shares of our Common Stock. To the extent any of these options are exercised, additional shares of Common Stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders. We plan to grant additional options and warrants in the future. The issuance of additional securities could also have an adverse effect on the market price of our Common Stock.

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

Expectations relating to environmental, social and governance (ESG) programs may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

Because of the types of data we collect and process, which may involve health, biometric and genetic data, we may face high risks for non-compliance with the GDPR rules (or local declinations of GDPR-rules across the different European Union Member States), as these types of data are considered as special categories of data and are granted higher protection. The risks are further increased considering the diverging approach in the European Union as to the rules, requirements and frameworks in relation to the processing of personal data in clinical trials (in matters such as the choice of the legal basis for the processing of data, the possible uses of the personal data collected, etc.) and the interplay with other relevant frameworks. The GDPR introduced stringent data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual worldwide turnover. Supervisory authorities also have the ability to restrict our processing activities if those are deemed not to be in compliance with the GDPR (or local declinations); this may significantly impact the way we conduct our activities. The GDPR imposes numerous requirements for the collection, use and disclosure of personal data, including high standards for consent to be valid, and specific information to be provided to individuals about how their personal data is used, the obligation to notify regulators and (in some cases) to communicate to affected individuals of personal data breaches, extensive new internal privacy governance requirements and obligations to allow individuals to exercise their strengthened privacy rights (e.g., the right to access, correct and delete their personal data, to withdraw their consent, etc.), and obligations when contracting with third parties such as service providers, CROs, etc. In addition, the GDPR includes restrictions on data transfers outside the European Economic Area, or EEA. The actual mechanisms made available under GDPR to transfer such personal data have received heightened regulatory and judicial scrutiny. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data in those regions. Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as “Brexit,” has created uncertainty as to whether or not the United Kingdom data protection legislation will depart from the GDPR and how data transfers to and from the United Kingdom will be regulated.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, and foreign equivalent legislation, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	federal civil and criminal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

●	European Union and other foreign provisions.

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

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. The failure to comply with any of these laws or regulatory requirements could subject us to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of noncompliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Additionally, market prices for securities of biotechnology companies historically have been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons unrelated to the operating performance of any one company. Furthermore, our business may be adversely impacted by risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 or as a result of the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties. A significant outbreak of contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Ness Ziona, Israel. During the second quarter of 2021, we moved into a new 28,610 square feet facility of office and laboratory space, including a new 6,500 square foot manufacturing facility. The lease expires in 2025, with an option to extend the term by five years. This facility has been designed with the capacity to produce clinical quantities of our product candidates required for clinical development. We also lease 3,770 square feet of office space located in Connecticut. We believe our facilities are sufficient to meet our current needs.

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

Holders of Record

As of March 25, 2022, there were 29,779,249 issued and outstanding shares of our Common Stock held by 72 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. Further, the Hercules Loan Agreement limits our ability to declare or pay dividends, and if we incur additional indebtedness, our ability to declare dividends may be further limited by restrictive covenants we may agree to in connection therewith.

ITEM 6. [RESERVED.]

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

We are a clinical stage microbiome product discovery company developing products using both natural and engineered phage technologies designed to target and destroy specific harmful bacteria associated with chronic diseases, such as CF, AD, as well as IBD, PSC and CRC. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

Since BiomX Ltd.’s inception in 2015, and since the Business Combination, we have devoted substantially all our resources to organizing and staffing our company, raising capital, acquiring rights to or discovering product candidates, developing our technology platforms, securing related intellectual property rights, and conducting discovery, research and development and clinical activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. As we advance our product candidates, we expect our expenses to remain significant. To date, we have funded our operations with proceeds from sales of Common Stock and preferred shares. Through December 31, 2021, we had received gross proceeds of approximately $146 million from sales of our securities. To date, we received approximately $634 thousand from our collaboration agreements and recorded a reduction from research and development expenses of $634 thousand.

Since BiomX Ltd.’s inception in 2015, and since the Business Combination, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend on the successful development of, the receipt of regulatory approval for, and eventual commercialization of one or more of our product candidates. Our net losses were approximately $36.2 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $108.5 million and expect that for the foreseeable future we will continue to incur significant expenses as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with in-licensing or acquiring additional product candidates.

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

On December 31, 2021, we had cash, cash equivalents and restricted cash of $63.1 million. We believe that our existing cash and cash equivalents and short-term deposits will enable us to fund our operating expenses and capital expenditure requirements until at least the end of 2023, as discussed further below under ”-Liquidity and Capital Resources”

Components of Our Consolidated Results of Operations

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

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2021	2020
	USD In thousands
BX001 (discontinued in 2021)	1,792	2,845
BX002/BX003	1,294	3,206
BX004	4,506	152
BX005	2,044	28
CRC	441	592
Salaries and related benefits (including stock-based compensation)	14,057	11,026
Depreciation	986	653
Infrastructure & other unallocated research and development or R&D expenses	2,182	1,593
Less grants from the IIA and consideration from collaboration agreements	(4,626)	(678)
Total research and development expenses, net	22,676	19,417

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

Amortization of intangible assets

Intangible assets consist of in-process research and development, amortized for a period of three years, that started on January 1, 2020.

Interest expenses

Interest expense consists of interest incurred under the Hercules Loan Agreement.

Financial expenses, net

Financial expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on our bank deposits and money market funds.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	USD In thousands
R&D expenses, net	22,676	19,417
Amortization of intangible assets	1,519	1,518
General and administrative expenses	11,267	9,323
Operating loss	35,462	30,258
Interest expenses	699	-
Financial income, net	(2)	(172)
Tax expenses	67	-
Net Loss	36,226	30,086

R&D expenses, net (net of grants received from the IIA and consideration from research collaborations) were $22.7 million for the year ended December 31, 2021, compared to $19.4 million for the year ended December 31, 2020. The increase of $3.3 million, or 17%, in the year ended December 31, 2021 compared to the prior year, is primarily due to the following:

●	an increase of $3.7 million of clinical activities and expenses related to conducting pre-clinical and clinical trials of our product candidates;

●	an increase of $3.1 million in salaries and related expenses, mainly due to the growth in the number of employees; and

●	a decrease of $3.2 million that resulted from receiving higher IIA grants.

The Company recorded grants from the IIA totaling $3.7 million and $0.5 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Amortization of intangible assets remained consistent from 2020 to 2021.

General and administrative expenses were $11.3 million for the year ended December 31, 2021, compared to $9.3 million for the year ended December 31, 2020. The increase of $2.0 million, or 22%, is primarily due to the following:

●	an increase of $0.9 million in expenses associated with operating as a public company, such as directors’ and officers’ insurance, listing fees and investor relations;

●	an increase of $0.5 million in stock-based compensation and salaries and related expenses, mainly due to the growth in the number of employees ; and

●	an increase of $0.4 million in rent and related expenses as well as operational expenses resulting from moving into our new facility in April 2021.

Interest expenses were $0.7 million for the year ended December 31, 2021. The Company had no interest expenses for the year ended December 31, 2020. The increase of $0.7 million, or 100%, is due interest payments accrued under the Hercules Loan Agreement, entered into in August 2021.

Financial income, net was $2 thousand for the year ended December 31, 2021, compared to $172 thousand for the year ended December 31, 2020. The decrease of $170 thousand, or 99%, is primarily due to U.S. dollar/NIS exchange rate differences and the decrease in interest rates on bank deposits and money market funds.

Liquidity and Capital Resources

Sources of Liquidity

Since BiomX Ltd.’s inception in 2015, we have not generated any revenue from sales of our products and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our Common Stock and preferred shares, venture debt, IIA grants and funds from collaboration agreements and through the Business Combination. Through December 31, 2021, we had received gross cash proceeds of approximately $146 million from sales of our Common Stock and preferred shares. In August 2021, we borrowed $15.0 million under the Hercules Loan Agreement. In addition, in 2021 and 2020 we received approximately $3.2 million and $0.7 million from our collaboration agreements and grants from the IIA, respectively.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

On December 4, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on December 11, 2020. In addition, on December 4, 2020, we entered into the Sale Agreement, with Jefferies, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of Common Stock under the Sale Agreement. Through December 31, 2021, we sold an aggregate of 754,140 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5,413 thousands. From January 1, 2022 through March 25, 2022, we sold an aggregate of 26,011 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $36,406. Subject to any limitations on aggregate amounts as a result of the value of our Common Stock owned by non-affiliates that are imposed by SEC regulations, we may continue to sell shares under the Sale Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time.

On August 16, 2021 we entered into the Hercules Loan Agreement with Hercules, with respect to a venture debt facility. Under the Hercules Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000, available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Hercules Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000, may become available. The milestones for the remaining tranches have not yet been reached as of December 31, 2021.

We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least until the end of 2023. In the future we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as we are doing now with the Sale Agreement and the Hercules Loan Agreement. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption due to COVID-19 or other reasons, such as the Russia–Ukraine military conflict, persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions.

We have no other commitments to obtain additional financing, except for our commitment under the Securities Purchase Agreement with the Cystic Fibrosis Foundation, signed in December 2021, and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products as well as the ability to continue to maintain controls over our operating expenditures.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2021	2020
	USD In thousands
Net cash used in operating activities	(27,573)	(24,447)
Net cash provided by (used in) investing activities	16,173	(10,857)
Net cash provided by financing activities	37,280	134
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(25)	-
Net increase (decrease) in cash and cash equivalents	25,855	(35,170)

Operating Activities

During the year ended December 31, 2021, operating activities used $27.6 million of net cash, primarily due to a net loss of $36.2 million and by net cash used by changes in our operating assets and liabilities of $3.2 million and non-cash charges of $5.6 million. Non-cash charges for the year ended December 31, 2021 mainly consisted of stock-based compensation expenses of $3.2 million and depreciation and amortization of $2.6 million, partially offset by revaluation of contingent liabilities expenses of $0.5 million. Net changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of an increase in trade account payables of $0.4 million, and an increase in other account payables of $2.7 million.

During the year ended December 31, 2020, operating activities used $24.4 million of net cash, primarily due to a net loss of $30.1 million and by net cash used by changes in our operating assets and liabilities of $0.5 million and non-cash charges of $5.2 million. Non-cash charges for the year ended December 31, 2020 mainly consisted of stock-based compensation expenses of $2.9 million and depreciation and amortization of $2.2 million, partially offset by revaluation of contingent liabilities expenses of $0.1 million. Net changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of an increase in liabilities relating to operating leases of $1.4 million, and an increase in other account payables of $1.4 million, partially offset by an increase of $1.5 million in other receivables and a decrease in trade account payables of $0.8 million.

Investing Activities

During the year ended December 31, 2021, investing activities provided net cash of $16.2 million, mainly consisting of proceeds from withdrawal of short-term deposits of $19.8 million, partially offset by purchases of property and equipment of $3.7 million, primarily laboratory equipment and leasehold improvements.

During the year ended December 31, 2020, investing activities used net cash of $10.9 million, mainly consisting of net change in investment in short-term deposits of $9.9 million and purchases of property and equipment of $1.0 million, primarily laboratory equipment and leasehold improvements.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we recognize gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net. As of December 31, 2021, we had outstanding foreign exchange contracts in the amount of approximately $4.2 million with a fair value of $62 thousand. As of December 31, 2020, we had outstanding foreign exchange contracts in the amount of approximately $1.5 million, with a fair value of $90 thousand.

Financing Activities

During the year ended December 31, 2021, financing activities provided net cash of $37.3 million, consisting of $5.2 million due to issuance of Common Stock under the Sale Agreement, $17.7 million due to issuances of Common Stock under a registered direct offering, as described below, as well as investments by Maruho and the CF Foundation, $14.2 million proceeds from long-term debt and related to the Hercules Loan Agreement and $0.1 million from exercise of stock options.

During the year ended December 31, 2020, financing activities provided net cash provided of $134 thousand, consisting of $75 thousand due to the Business Combination, $98 thousand from issuance of Common Stock and $307 thousand from exercise of stock options.

Contractual Obligations, Commitments and Contingencies

Our contractual obligations and commitments relate primarily to our Hercules Loan Agreement, operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In September 2020, we entered into a lease agreement for new office and laboratory space in Ness Ziona, Israel. See note 8, “Leases” and note 12, “Long term Debt,” to our financial statements for further information.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our certificate of incorporation and bylaws, as well as contractual indemnification agreements, we have potential indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Government Grants and Related Royalties

The Government of Israel, through the IIA, encourages research and development projects by providing grants. We may receive grants from the IIA at the rates that range from 20% to 50% of the research and development expenses, as prescribed by the research committee of the IIA. Through December 31, 2021, we had received an aggregate of $5.6 million in the form of grants from the IIA. BiomX Ltd. was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of its funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval.

Below is a description of our obligations in connection with the grants received from the IIA under the Research Law:

Local Manufacturing Obligation

As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR rate applicable to U.S. dollar deposits, as published on the first business day of each calendar year.

Under the terms of the Research Law, the products may be manufactured outside of Israel by us or by another entity only if prior approval is received from the IIA (such approval is not required for the transfer of up to 10% of the manufacturing capacity in the aggregate, in which case a notice must be provided to the IIA and not be objected to by the IIA within 30 days of such notice).

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

As of December 31, 2021, no sales were generated and the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $5.4 million. As part of funding our current and planned product development activities, we have submitted follow-up grant applications for new grants.

Outlook

We expect our expenses to remain substantially in the same level in connection with our ongoing activities. Our expenses will remain substantial and may also increase as we:

●	continue the development of our product candidates;

●	complete IND-enabling activities and prepare to initiate clinical trials for our product candidates;

●	initiate additional clinical trials and preclinical studies for product candidates in our pipeline;

●	seek to identify and develop or in-license or acquire additional product candidates and technologies;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;

●	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel; and

●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements until at least the end of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through public or private sales of our equity, including under the Sale Agreement or the additional investment under the CF Foundation agreement, loans, including the second and/or third tranches under the Hercules Loan Agreement, milestone payments, possibly additional grants from the IIA or other government or non-profit institutions and other outside funding sources. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market volatility resulting from the COVID-19 pandemic, armed conflicts such as in Ukraine or other disruptions, market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. For more information regarding the risks related to our outlook, see “Risk Factors — Risks Related to Our Business, Technology and Industry.”

Foreign Exchange Contracts

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS. As of December 31, 2021 and 2020, we had outstanding foreign exchange contracts in the nominal amount of approximately $4.2 million and $1.5 million, respectively.

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

ASC 718-10 requires that we estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense over the requisite service periods in our Consolidated Statements of Operations. We recognize stock-based award forfeitures as they occur, rather than estimate by applying a forfeiture rate.

We recognize compensation expenses for the fair value of non-employee awards over the requisite service period of each award.

We estimate the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). We determine the fair value per share of the underlying stock by taking into consideration our most recent sales of stock. BiomX Ltd. has historically been a private company and lacks company-specific historical and implied volatility information of its stock. Expected volatility is estimated based on volatility of similar companies in the biotechnology sector. We have historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of our operations.

Intangible assets

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Senior Vice President of Finance and Operations (our principal executive officer and principal financial officer, respectively), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on the aforementioned evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption for emerging growth companies provided in the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 29, 2022, Mr. Paul Sekhri informed the Board of Directors of his resignation as a director of the Company, effective immediately. The resignation of Mr. Sekhri did not involve any disagreement with the Company, the Company’s management or the Board of Directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

We intend to file a definitive proxy statement for our 2022 Annual General Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2021. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

Other Information

The remaining information required by this item will be included in our 2022 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity incentive plans, the 2015 Employee Stock Option Plan, or the 2015 Plan, and the Chardan Healthcare Acquisition Corp. 2019 Equity Incentive Plan, or the 2019 Plan. In October 2019, in connection with the Business Combination, we assumed the 2015 Plan with respect to each outstanding equity award thereunder. Although no shares of our Common Stock are available for future issuance under the 2015 Plan, the 2015 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2021, options to purchase 2,466,533 shares of our Common Stock remained outstanding under the 2015 Plan.

The 2019 Plan was adopted by the Board of Directors and approved by our stockholders in connection with the Business Combination. As of December 31, 2021, there were 216,036 shares of our Common Stock available for issuance under the 2019 Plan. The aggregate number of shares of our Common Stock available for issuance pursuant to the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2022, 1,190,129 additional shares of our Common Stock were made available for issuance pursuant to the 2019 Plan.

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2021, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 12B – Stock-Based Compensation.

	Equity Compensation Plan Information
	December 31, 2021
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,618,012	6.64	216,036
Equity compensation plans not approved by security holders	2,466,533	2.19
Total	4,084,545	3.95	216,036

The other information required by this item will be included under the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

EXHIBIT INDEX

Exhibit	Description
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on August 13, 2020)
3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.5	Warrant Agreement, dated December 13, 2018 between Continental Stock Transfer & Trust Company and the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
4.6	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
10.1	Registration Rights Agreement dated October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.2**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 12, 2020)
10.3*	Research and License Agreement, dated June 22, 2015, between BiomX Ltd. and Yeda Research and Development Company Limited, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.4*	Exclusive Patent License Agreement, dated December 15, 2017, among BiomX Ltd., Keio University and JSR Corporation, as amended (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)

10.5*	Exclusive Patent License Agreement, dated April 22, 2019, among BiomX Ltd., Keio University and JSR Corporation (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.6**	Chardan Healthcare Acquisition Corp. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.7**	2015 Employee Stock Option Plan for Key Employees of BiomX Ltd., as amended (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.8	Registration Rights Agreement, dated December 13, 2018, among the Company and the initial stockholders and Chardan Capital Markets, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
10.9**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.10**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.11**	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.12*	An addendum to a lease agreement dated from May 25, 2017, dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.13*	A lease agreement dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS, Nova Measuring Systems Ltd. and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.14	Open Market Sale AgreementSM, dated December 4, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 4, 2020).
10.15	Loan and Security Agreement dated August 16, 2021 by and among BiomX, Inc., BiomX Ltd., RondinX Ltd. and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company on August 16, 2021)
21.1	Subsidiaries of Company (Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
23.1	Consent of Brightman Almagor Zohar & Co., independent registered public accounting firm
23.2	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
**	Indicates a management contract or a compensatory plan or agreement.
***	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: March 30, 2022	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Russell Greig	Chairman of the Board of Directors	March 30, 2022
Dr. Russell Greig

/s/ Jonathan Solomon	Chief Executive Officer	March 30, 2022
Jonathan Solomon	(Principal Executive Officer) and Director

/s/ Marina Wolfson	Senior Vice President of Finance and Operations	March 30, 2022
Marina Wolfson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Gbola Amusa	Director	March 30, 2022
Dr. Gbola Amusa

/s/ Jonas Grossman	Director	March 30, 2022
Jonas Grossman

/s/ Dr. Alan Moses	Director	March 30, 2022
Dr. Alan Moses

/s/ Lynne Sullivan	Director	March 30, 2022
Lynne Sullivan

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BiomX Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 30, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BiomX Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

March 31, 2021

We have served as the Company’s auditor since 2015.

In October 2021 we became the predecessor auditor.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

		As of December 31,
	Note	2021	2020

ASSETS

Current assets
Cash and cash equivalents		62,099	36,477
Restricted cash		996	763
Short-term deposits	3	-	19,851
Other current assets	4	3,543	3,576
Total current assets		66,638	60,667

Non-current assets
Operating lease right-of-use assets	8	4,139	4,430
Property and equipment, net	5	5,694	2,228
Intangible assets, net	7	1,519	3,038
Total non-current assets		11,352	9,696

		77,990	70,363

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

		As of December 31,
	Note	2021	2020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		2,795	2,320
Current portion of lease liabilities	8	819	863
Contract liability		1,976	-
Other account payables	9	5,453	3,978
Total current liabilities		11,043	7,161

Non-current liabilities
Long-term debt	12	14,410	-
Operating lease liabilities, net of current portion	8	4,787	5,032
Other liabilities	6, 11	215	701
Total non-current liabilities		19,412	5,733

Commitments and Collaborations	11

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of December 31, 2021 and December 31, 2020. No shares issued and outstanding as of December 31, 2021 and December 31, 2020.		-	-
Common stock, $0.0001 par value (“Common Stock”); Authorized - 60,000,000 shares as of December 31, 2021 and 2020. Issued - 29,753,238 and 23,270,337 as of December 31,2021 and 2020, respectively. Outstanding - 29,747,538 and 23,264,637 as of December 31, 2021 and 2020, respectively.	13	2	2

Additional paid in capital		156,017	129,725
Accumulated deficit		(108,484)	(72,258)
Total Stockholders’ equity		47,535	57,469

		77,990	70,363

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

		Year ended December 31,
	Note	2021	2020

Research and development (“R&D”) expenses, net	14	22,676	19,417
Amortization of intangible assets		1,519	1,518
General and administrative expenses	15	11,267	9,323

Operating loss		35,462	30,258

Interest expenses		699	-
Financial income, net	16	(2)	(172)

Loss before tax		36,159	30,086

Tax expenses	17	67	-

Net Loss		36,226	30,086

Basic and diluted loss per share of Common Stock	18	1.39	1.30

Weighted average number of shares of Common Stock outstanding, basic and diluted		26,007,947	23,062,216

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	capital	deficit	equity

Balance as of January 1, 2020	22,862,835	2	126,626	(42,172)	84,456

Exercise of stock options	391,626	-	307	-	307
Issuance of Common Stock under Open Market Sales Agreement, net of $158 issuance costs (***)	10,176	-	(98)	-	(98)
Stock-based compensation expenses	-	-	2,890	-	2,890
Net loss	-	-	-	(30,086)	(30,086)

Balance as of December 31, 2020	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	84,239	*	130	-	130
Exercise of warrants (**)	362,383	*	-	-	-
Issuance of Common Stock under Open Market Sales Agreement, net of $158 issuance costs (***)	743,964	*	5,188	-	5,188
Issuance of Common Stock under Securities Purchase Agreement (“SPA”), net of $1,235 issuance costs (***)	3,750,000	*	13,765	-	13,765
Issuance of Common Stock under Stock Purchase Agreement with Maruho, net of $52 issuance costs (***)	375,000	*	972	-	972
Issuance of Common Stock under Securities Purchase Agreement with CF Foundation (***)	1,167,315	*	3,000	-	3,000
Stock-based compensation expenses	-	-	3,237	-	3,237
Net loss	-	-	-	(36,226)	(36,226)

Balance as of December 31, 2021	29,747,538	2	156,017	(108,484)	47,535

(*)	Less than $1.

(**)	See Note 13B(1).

(***)	See Note 13A.

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2021	2020

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(36,226)	(30,086)

Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	2,565	2,180
Stock-based compensation	3,237	2,890
Amortization of debt issuance costs	185	-
Finance expense, net	25	-
Changes in other liabilities	(486)	116
Loss from sale of property and equipment	24	-

Changes in operating assets and liabilities:
Other current assets	33	(1,503)
Trade account payables	427	(858)
Contract liability	1,976	-
Other account payables	665	1,382
Net change in operating leases	2	1,382
Related parties	-	50
Net cash used in operating activities	(27,573)	(24,447)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(49,780)
Proceeds from short -term deposits	19,851	39,932
Purchase of property and equipment	(3,682)	(1,009)
Proceeds from sale of property and equipment	4	-
Net cash provided by (used in) investing activities	16,173	(10,857)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	5,188	(98)
Issuance of Common Stock under registered direct offering, net of issuance costs	17,737	-
Proceeds from long-term debt, net of issuance costs	14,225	-
Outflows in connection with current assets and liabilities acquired in Recapitalization Transaction	-	(75)
Exercise of stock options	130	307
Net cash provided by financing activities	37,280	134

Increase (decrease) in cash and cash equivalents and restricted cash	25,880	(35,170)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(25)	-

Cash and cash equivalents and restricted cash at the beginning of the year	37,240	72,410

Cash and cash equivalents and restricted cash at the end of the year	63,095	37,240

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	399	-
Taxes paid	67	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Property and equipment purchases included in accounts payable and other payables	858	-
Right-of-use assets obtained in exchange for new operation lease liabilities	95	4,547

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL

A.	General information:

BiomX Inc., (individually, and together with its subsidiaries, BiomX Ltd. and RondinX Ltd., the “Company” or “BiomX”) was incorporated as a blank check company on November 1, 2017, under the laws of the state of Delaware, for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

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

Following the Recapitalization Transaction, the Company retained $60,100 held in a trust account, after redemptions of shares held by certain shareholders in connection with the initial public offering of Chardan Healthcare Acquisition Corp. (refer to Note 13A).

The Company’s shares of Common Stock, units, and warrants are traded on the NYSE American under the symbols PHGE, PHGE.U, and PHGE.WS, respectively.

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, such as cystic fibrosis, atopic dermatitis, inflammatory bowel disease and colorectal cancer. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel

B.	COVID-19

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

In response to the pandemic, the Company implemented the mandatory as well as recommended measures to safeguard the health and safety of its employees and clinical trial participants, and the continuity of its business operations, including social distancing in its offices, a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and the Company expects to continue to take actions as may be required or recommended by government authorities or as the Company determines are in the best interests of its employees, clinical trial participants and others in light of COVID-19. As of December 31, 2021, COVID-19 has not had a material impact on the Company’s results of operations. However, uncertainty remains as to the potential impact of COVID-19 on its future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including the Company’s ability to fulfill its clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. During the second quarter of 2020, the Company updated its guidance on the timing of certain clinical milestones partly due to the health and safety precautions the Company had taken and challenges it continues to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and the Company does not yet know the full impact on its business and operations. The Company will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

C.	Risk factors:

To date, the Company has not generated revenue from its operations. Based on the Company’s current cash and commitments, management believes that the Company’s current cash and cash equivalents are sufficient to fund its operations for more than 12 months from the date of issuance of these consolidated financial statements and sufficient to fund its operations necessary to continue development activities.

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

A.	Basis of presentation and principles of consolidation

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

D.	Functional currency and foreign currency translation

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

E.	Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include money market instruments, that are not restricted as to withdrawal or use, and short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Concentrations of credit risk

Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and short-term deposits. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. Refer to Note 2K.

G.	Property and equipment

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets or terms of the related leases, as follows:

Estimated Useful Lives

Laboratory equipment	7 years
Computers and software	3 years
Equipment and furniture	15 years
Leasehold improvements	Shorter of lease term or useful life

H.	Intangible assets

Intangible research and development assets acquired in a business combination are recognized at fair value as of the acquisition date and capitalized as an indefinite life intangible asset until the related research and development efforts are either completed or abandoned. In the reporting periods where they are treated as indefinite life intangible assets, they are not amortized but rather are monitored for triggering events and tested for impairment. Upon completion of the related research and development efforts, management determines the useful life of the intangible assets and amortizes them accordingly.

I.	Long-lived assets

In accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. For the years ended December 31, 2021 and 2020, no impairment expenses were recorded.

J.	Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a yearly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2021 and 2020.

K.	Derivative activity

The Company uses foreign exchange contracts (option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the consolidated statements of operations. As of December 31, 2021, the Company had outstanding foreign exchange contracts for the exchange of U.S. dollars (“USD”) to NIS in the amount of approximately $4,180 with a fair value of $62. As of December 31, 2020, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1,555 with a fair value of $90.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

L.	Fair value of financial instruments

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

There were no changes in the fair value hierarchy levelling during the years ended December 31, 2021 and 2020.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable		62		62
	30,007	62	-	30,069
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,000	-	-	30,000
Foreign exchange contracts receivable		90		90
	30,000	90	-	30,090
Liabilities:
Contingent consideration	-	-	83	83
	-	-	83	83

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

L.	Fair value of financial instruments (Cont.)

Refer to Note 13A regarding the fair value of the financial instrument that resulted from the CFF agreement.

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 0.37% to 1.26%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the years ended December 31, 2021 and 2020 resulted mainly from revaluation.

M.	Defined contribution plans

Under Israeli employment laws, employees of BiomX Israel are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of operations as and when the services are received from the Company’s employees. Total expenses with respect to these contributions were $689 and $567 for the years ended December 31, 2021 and 2020, respectively.

For U.S. employees the Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of BiomX Inc in the U.S. who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

The Company has not elected to match any of the employee’s deferral. During the years ended December 31, 2021 and 2020 the Company did not record any expenses for 401(k) match contributions.

N.	Financial instruments

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity's own stock, and qualifies for classification within equity. All warrants issued by the Company are classified within stockholders’ equity as "Additional paid-in capital". Equity classification is permitted when warrants are indexed to the Company's own shares and meet the classification requirements for stockholders’ equity classification of ASC 815-40, Accounting Standards Codification (“ASC 815-40”).

O.	Collaborative arrangements

The Company entered into collaborative arrangements with partners that fall under the scope of Topic 808, “Collaborative Arrangements” (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of the arrangements. The Company analogizes to ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations.

The terms of the Company’s collaborative arrangements typically include reimbursements or cost-sharing of R&D expenses. Each of these payments results in an offset against R&D expenses.

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its R&D expenses or participates in the cost-sharing of such R&D expenses. Such reimbursements and cost-sharing arrangements have been reflected as a reduction of R&D expense in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

P.	Research and development costs

Research and development costs are charged to statements of operations as incurred. Royalty-bearing grants from the IIA are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

Q.	Basic and diluted loss per share

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

R.	Stock compensation plans

The Company applies ASC 718-10, “Stock-Based Payment,” (“ASC 718-10”) which requires the measurement and recognition of compensation expenses for all stock-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock-based payment awards granted to employees and non-employees on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense over the requisite service periods in the Company’s statements of operations using the graded vesting method. The Company accounts for share-based payment awards classified as equity awards. The Company recognizes stock-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

R.	Stock compensation plans (Cont.)

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

S.	Leases

Under Accounting Standards Update, “Leases” (“ASC 842”), the Company determines if an arrangement is a lease at inception. Upon initial recognition, the Company recognizes a liability at the present value of the lease payments to be made over the lease term, and concurrently recognizes a right-of-use asset at the same amount of the liability, adjusted for any prepaid or accrued lease payments, plus initial direct costs incurred in respect of the lease. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. The subsequent measurement depends on whether the lease is classified as a finance lease or an operating lease. During the reporting periods, the Company has only operating leases. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for operating leases are recognized on a straight-line basis over the lease term.

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

T.	Treasury Stock

Treasury shares are presented as a reduction of equity, at their cost to the Company.

U.	Recent Accounting Standards

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected not to use this extended transition period under the JOBS Act. The adoption dates referenced below reflects this election.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

U.	Recent Accounting Standards (Cont.)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for smaller reporting companies (as defined by the rules under the Securities Exchange Act of 1934, as amended) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity”. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption was permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company expects to apply modified retrospective basis adoption of this guidance, which will not have a significant impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. The guidance is effective for the Company on January 1, 2022. The Company expects that this guidance, will not have a significant impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects that this guidance, will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3 -	SHORT-TERM DEPOSITS

Short-term deposits represent time deposits placed with banks with original maturities of greater than three months but less than one year. Interest earned is recorded as finance income, net in the consolidated statements of operations during the years for which the Company held short-term deposits.

As of December 31, 2021, the Company had no deposits. As of December 31, 2020, the Company had deposits in USD at Leumi Bank (Israel) and BHI USA that bore fixed annual interest between 0.51% and 1.58%.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 -	OTHER CURRENT ASSETS

	As of December 31,
	2021	2020

Government institutions	337	276
Prepaid insurance	2,149	2,055
Other prepaid expenses	99	29
Lease incentive	-	1,075
Grants receivables	888	-
Other	70	141
	3,543	3,576

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As of December 31,
	2021	2020

Computers and software	567	483
Laboratory equipment	3,752	2,357
Equipment and furniture	154	120
Leasehold improvements	2,987	587
Accumulated depreciation	(1,766)	(1,319)
	5,694	2,228

Substantially all the Company’s non-current assets are concentrated in Israel.

Depreciation expenses were $1,046, and $662 in the years ended December 31, 2021 and 2020, respectively.

NOTE 6 -	ACQUISITION OF SUBSIDIARY

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. for consideration valued at $4,500. The consideration included the issuance of 250,023 Preferred A Shares, the issuance of warrants to purchase an aggregate of 4,380 Series A-1 preferred shares, and additional contingent consideration. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 567,729 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares of Common Stock authorized or outstanding as of the time the payment is due, or a combination of both, up to $32,000 within ten years from the closing of the agreement. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares of Common Stock.

The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy levelling during the years ended December 31, 2021 and December 31, 2020. Refer to Note 2K.

The consolidated financial statements as of December 31, 2021 and 2020 include a liability with respect to this agreement in the amount of $175 and $83, respectively, recorded as other liabilities.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 -	INTANGILE ASSETS, NET

Intangible assets acquired in the RondinX Ltd. acquisition (see Note 6) were determined to be in-process research and development (“R&D”). In accordance with ASC 350-30-35-17A, R&D assets acquired in a business combination are considered an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. On January 1, 2020, the in-process R&D efforts were completed. The Company had determined the useful life of the R&D assets for three years and began amortizing these assets accordingly. Amortization expenses recorded in the consolidated statements of operations were $1,519 and $1,518 for the years ended December 31, 2021 and 2020, respectively. Based on management’s analysis, there was no indicators for impairment for the years ended December 31, 2021 and 2020.

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

In September 2020, BiomX Israel entered into a third lease agreement for office space in Ness Ziona, Israel for five years beginning on September 1, 2020, with an option to extend for an additional period until November 30, 2030. This agreement supersedes the abovementioned May 2017 and September 2019 lease agreements and sets the prior lease agreements’ end date to March 31, 2021. Monthly lease payments under the new lease agreement are approximately $50. As part of the agreement, BiomX Israel was exempted from monthly payments under the new agreement until January 15, 2021. In addition, the lessor reimbursed BiomX Israel for costs incurred for leasehold improvements by a pre-defined amount. BiomX Israel will pay back the reimbursed amount with interest during the entire contract term. As a result, the Company recognized a lease incentive asset in an amount of $1,030 that is deducted from the operating lease right-of-use asset. As a part of the agreement, BiomX Israel provided a bank guarantee to the landlord in the amount of approximately $270, representing four monthly lease and related payments.

On October 1, 2020, the Company entered into a lease agreement for office space in Branford, Connecticut, U.S., for 25 months beginning on October 5, 2020. Monthly lease payments under the agreement are approximately $4. As part of the agreement, the Company deposited $8 as a security, representing two monthly lease and related payments.

Lease expenses recorded in the consolidated statements of operations were $706 and $416 for the years ended December 31, 2021 and 2020, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 8 -	LEASES (Cont.)

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Cash payments for operating leases	895	416

As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 6%. The maturity analysis of operating leases as of December 31, 2021 were as follows:

Operating Leases
2022	832
2023	789
2024	789
2025	789
2026	789
2027	789
2028	789
2029	789
2030	722
Total operating lease payments	7,077
Less imputed interest	(1,471)
Total operating lease liability balance	5,606

NOTE 9 -	OTHER ACCOUNT PAYABLES

	As of December 31,
	2021	2020

Employees and related institutions	2,909	2,441
Accrued expenses	2,272	1,128
Government institutions	272	344
Deferred income	-	65
	5,453	3,978

NOTE 10 -	BALANCES AND TRANSACTION WITH RELATED PARTIES

A.	Balances with related parties

	As of December 31,
	2021	2020

Additional paid in capital (treasury stock) (See 1 below)	(19)	(19)

BIOMX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

NOTE 10 -	BALANCES AND TRANSACTION WITH RELATED PARTIES (Cont.)

B.	Transactions with related parties

1.

In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a shareholder who was subject to taxation in Israel in connection with the Recapitalization Transaction. The loan was initially for a period of up to two years from the time of the grant, is non-recourse, and is secured by shares of Common Stock issued to them with a value that equals three times the loan amount at the time of the grant. If the shareholder defaults on such loan, the Company will have the right to forfeit or sell such number of shares with a value equal to the amount of the loan not timely repaid (plus interest accrued thereon), based on their market price at the time of such forfeiture or sale. The number of shares of Common Stock in respect of which the loan was granted was 5,700. The granting of the loan and the restrictions imposed on the related Common Stock until repayment of the loan were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan.

2.	On October 31, 2018, BiomX Israel entered into a research collaboration agreement with Janssen Research & Development, LLC (“Janssen”), an affiliate of shareholder Johnson & Johnson Development Corporation, for a collaboration on biomarker discovery for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totaling $167 in installments of $50 within 60 days of signing of the agreement, $17 upon completion of data processing, and two installments of $50 each, upon delivery of Signature Phase I of the Final Study Report (both terms defined within the agreement). This agreement ended in 2020, 30 days after the parties completed the research program and BiomX Israel provided Janssen with a final study report. As of December 31, 2019, consideration of $117 had been received. The remaining $50 consideration was received in January 2020.

3.	Refer to Note 13A regarding a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers.

4.	Refer to Note 13B regarding stock options granted to related parties.

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES

A.

During 2015, 2016 and 2017, BiomX Israel submitted three requests to the IIA for R&D projects for the technological incubators program. The approved budget per year was NIS 2,700 (approximately $781) per request. IIA funded 85% of the approved budget. As of December 31, 2021, BiomX Israel had received all funds with respect to these programs.

During 2019, the IIA approved two applications for a total budget of NIS 15,015 (approximately $4,308). IIA funded 30% of the approved budget. As of December 31, 2021, BiomX Israel had received all funds with respect to these programs.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD and NIS in thousands, except share and per share data)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In April 2020, the IIA approved an application for a total budget of NIS 15,562 (approximately $4,287). The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2020 through December 2020. As of December 31, 2021, BiomX Israel had received all funds with respect to this program.

In March 2021, the IIA approved two new applications for a total budget of NIS 19,444 (approximately $5,874). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2021 through December 2021. As of December 31, 2021, BiomX Israel had received NIS 2,042 (approximately $625) from the IIA with respect to these programs.

In August 2021, the IIA approved an application for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. As of December 31, 2021, BiomX Israel had received NIS 1,004 (approximately $313) from the IIA with respect to this program. Refer to note 19A for more information regarding received funds.

Refer to note 19B for more information regarding approved applications in 2022.

According to the agreements with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2021; therefore, no liability was recorded in these consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Total research and development income recorded in the consolidated statements of operations was $3,741 and $518 for the years ended December 31, 2021 and 2020, respectively.

Through December 31, 2021, total grants approved from the IIA aggregated to approximately $7,175 (NIS 24,782). Through December 31, 2021, BiomX Israel had received an aggregate amount of $5,571 (NIS 19,100) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $5,258. As of December 31, 2021, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $5,397 including annual interest of LIBOR linked to the dollar.

Even though the IIA did not determine an alternative benchmark rate to the LIBOR, the Company does not expect the replacement to have a material impact on its financial statements.

B.

In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), according to which Yeda undertakes to procure the performance of certain research, including proof-of-concept studies testing in-vivo phage eradication against a model bacteria in germ-free mice, development of an IBD model in animals under germ-free conditions and establishing an in-vivo method for measuring immune induction capability (Th1) of bacteria, followed by testing several candidate IBD inducing bacterial strains during the research period, as defined in the 2015 License Agreement and subject to the terms and conditions specified in the 2015 License Agreement. BiomX Israel contributed an aggregate of approximately $1,800 to the research budget agreed upon in the 2015 License Agreement. In addition, Yeda granted BiomX Israel an exclusive worldwide license for the development, production and sale of the products, as defined and subject to the terms and conditions specified in the 2015 License Agreement. In return, BiomX Israel is obligated to pay Yeda annual license fees of approximately $10 and royalties on revenues as defined in the 2015 License Agreement. In addition, in the event of certain mergers and acquisitions by the Company, Yeda will be entitled to an amount equivalent to 1% of the consideration received under such transaction (the “Exit Fee”), as adjusted per the terms of the 2015 License Agreement. As the Company has not yet generated revenue from operations, no provision was included in the consolidated financial statements as of December 31, 2021 and 2020 with respect to the 2015 License Agreement.

In May 2017, BiomX Israel signed an additional agreement with Yeda (the “2017 License Agreement”), according to which Yeda provided a license to the Company. As consideration for the license, BiomX granted Yeda 591,382 warrants to purchase shares of Common Stock. Refer to Note 13 below for the terms of the warrants granted.

In July 2019, the Company and Yeda amended the 2015 License Agreement and the 2017 License Agreement (the “Yeda Amendment”). Pursuant to the Yeda Amendment, following the closing of the Recapitalization Transaction, the provisions of the Yeda license agreements related to the Exit Fee were amended so that the Company is obligated to pay Yeda a one-time payment as described in the Yeda Amendment which will not exceed 1% of the consideration received in the event of any merger or acquisition involving the Company instead of the Exit Fee, with respect to each license agreement.

The 2017 License Agreement was terminated in 2020. Refer to Note 13 below for the terms of the warrants granted and the resulting impact due to the termination.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

C.

In April 2017, BiomX Israel signed an exclusive patent license agreement (the “2017 Patent License Agreement”) with the Massachusetts Institute of Technology (“MIT”) covering methods to synthetically engineer phage. According to the agreement, BiomX Israel received an exclusive, royalty-bearing license to certain patents held by MIT. In return, BiomX Israel paid an initial license fee of $25 during the year 2017 and is required to pay certain license maintenance fees of up to $250 in each subsequent year and following the commercial sale of licensed products. BiomX Israel is also required to make payments to MIT upon the satisfaction of development and commercialization milestones totaling up to $2,350 in aggregate, as well as royalty payments on future revenues. No liability is included in the consolidated financial statements as of December 31, 2021 with respect to this agreement. The consolidated financial statements as of December 31, 2020 include a liability with respect to this agreement in the amount of $240 recorded as other liabilities.

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

D.	As successor in interest to RondinX Ltd., BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which the Company has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, the Company is obligated to pay annual license fees of $10, subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party, as outlined in the agreement. In addition, the Company is obligated to pay a royalty in the low single digits based on revenue of products. The consolidated financial statements as of December 31, 2021 and 2020 include a liability with respect to this agreement in the amount of $175 and $83, respectively, recorded as other liabilities. Refer to Note 6 regarding a contingent consideration with respect to the RondinX Ltd. acquisition.

E.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to the Company’s IBD program. In return, the Company will pay an annual license fee of between $15 and $25 subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and royalty payments based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2021 and 2020 with respect to the agreement.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In April 2019, BiomX Israel signed an additional patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent rights related to the Company’s Primary Sclerosing Cholangitis program. In return, the Company is required (i) to pay a license issue fee of $20 and annual license fees ranging from $15 to $25 (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and (iii) make tiered royalty payments, in the low single digits based on future revenue. The consolidated financial statements include liabilities with respect to this agreement in the amount of $40 and $378 as of December 31, 2021 and 2020, respectively, recorded as other liabilities.

F.	On September 1, 2020 (“Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration on biomarker discovery for IBD. Under the agreement, BiomX Israel was eligible to receive fees totaling $439 in installments of $50 within 60 days of the Effective Date, $100 upon receipt of the BI materials, $150 upon the completion of data processing and $139 upon delivery of the Final Report of observations and Results of the Project (as such terms are defined within the agreement). The Company granted BI an option to negotiate for an exclusive, worldwide, compensation-based license(s), with rights to sublicense, to use the metagenomic signature results under any patents covering such metagenomic signature results for the sole purpose of making, having made, offering for sale, selling, having sold, importing or otherwise commercializing diagnostic products, including companion diagnostics (the “Option”). The Option shall be exercisable any time until twelve months following delivery of the Final Report. BI agreed to pay to the Company fifty percent (50%) of all income that BI receives as a result of, and directly related to, the commercial exploitation of such companion diagnostic. During 2021, consideration of $150 was received. As of December 31, 2021, the total consideration of $439 had been received. The consideration is recorded as a reduction of R&D expenses, net in the consolidated statements of operations.

G.	Refer to Note 8 for information regarding the Company’s lease liabilities.

NOTE 12 -	LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000 (“the second tranche”), and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000 (“the third tranche”), may become available. The milestones for the remaining tranches have not yet been reached as of December 31, 2021. The Company is required to make interest only payments through March 1, 2023, or extended to September 1, 2023 upon satisfaction of certain milestones, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On December 31, 2021, the Prime Rate was 3.25%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On December 31, 2021, the effective interest rate was 13.73%.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	LONG-TERM DEBT(cont.)

As of December 31, 2021, the carrying value of the term loan consists of $15,000 principal outstanding less the debt discount and issuance costs of approximately $775. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the consolidated statements of operations was $699 for the year ended December 31, 2021.

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

Future principal payments for the long-term debt are as follows:

December 31, 2021
2022	-
2023	4,458
2024	5,804
2025	4,738
Total principal payments	15,000
Unamortized discount and debt issuance costs	(590)
Long-term debt	14,410

NOTE 13 -	STOCKHOLDERS EQUITY

A.	Share Capital:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote for each share.

Treasury Stock:

Refer to Note 10B(1).

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

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

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

In addition, the Company also agreed to issue the following number of additional shares of Common Stock, in the aggregate, to stockholders on a pro rata basis, subject to the Company’s achievement of the conditions specified below following the recapitalization transaction (all with respect to the Company’s Common Stock traded on the NYSE American):

A.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2022 is greater than or equal to $16.50 per share. As of December 31, 2021, the condition was not achieved and the Company’s conditional undertaking to issue additional shares expired.

B.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2024 is greater than or equal to $22.75 per share.

C.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2026 is greater than or equal to $29.00 per share.

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Issuance Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended December 31, 2021, the Company sold 743,964 shares of Common Stock under the ATM Agreement, at an average price of $7.19 per share, raising aggregate net proceeds of approximately $5,188, after deducting an aggregate commission of 3%. During the year ended December 31, 2020, the Company sold 10,176 shares of Common Stock under the ATM Agreement, at an average price of $6.07 per share, raising aggregate net proceeds of approximately $60, after deducting an aggregate commission of 3%. The Company deducted issuance expenses from Additional Paid in Capital of $2 and $158 as of December 31, 2021 and 2020, respectively.

Securities Purchase Agreement:

On July 26, 2021, the Company entered into a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers for the sale of an aggregate of 3,750,000 shares of the Company’s Common Stock and warrants to purchase an aggregate of 2,812,501 shares of the Company’s Common Stock in a registered direct offering (the “Registered Direct Offering”), for gross proceeds of $15,000 before deducting placement agent fees and offering expenses and assuming that none of the warrants are exercised. The securities were sold at price of $4.00 per share and an accompanying warrant to purchase 0.75 of a share of the Company’s Common Stock at an exercise price of $5.00 per share. The warrants will be exercisable six months after the date of issuance and will expire five years from the date such warrant first becomes exercisable. The warrants issued were classified as equity in accordance with ASC 815-40. The securities were offered pursuant to the Company’s effective registration statement on Form S-3. All proceeds were received as of July 28, 2021. 125,000 shares of Common Stock and 93,750 warrants were sold to related parties.

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study expected in 2022. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, is attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (cont.)

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation ("CF Foundation"), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation shall not have any right to receive additional shares. However, the CF foundation may waive the Milestone in its discretion and make the Milestone Payment nonetheless. The Company concluded that the second tranche is a freestanding financial instrument. The Company also concluded that since the instrument will be predominantly settled in a variable number of shares at a fixed monetary amount, the second tranche is in the scope of ASC 480 and should be accounted for at fair value with subsequent changes in fair value recognized in the statements of operations in each period. The Company further determined that due to the settlement mechanism, the fair value of the second tranche is negligible, both at inception and on December 31, 2021.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

Warrants:

1.	The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO except that the Private Placement Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

2.

The Public Warrants became exercisable upon the closing of the Recapitalization Transaction. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, the Public Warrants must be exercised in multiples of two warrants. The Public Warrants will expire five years after the completion of the Recapitalization Transaction or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (cont.)

As of December 31, 2021, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Placement Warrants	IPO (December 13, 2018)	December 13, 2023	11.50	2,900,000
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
				9,212,501

B.	Stock-based compensation:

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

As of December 31, 2021, there are no shares of Common Stock remaining for issuance under the 2015 Plan.

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

As of December 31, 2021, there were 216,036 shares of Common Stock remaining for issuance under the 2019 plan. On January 1, 2022, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 1,190,129.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options:

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

On October 2, 2020, the Board approved the grant of 32,000 options without consideration to two directors under the 2019 Plan. These options were granted at an exercise price of $6.44 per share with a vesting period of four years. Directors are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On March 30, 2021, the Board approved the grant of 985,530 options to 94 employees, including five senior officers, one consultant, and six directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $7.02 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020

Underlying value of Common Stock ($)	7.02	5.59-6.44
Exercise price ($)	7.02	5.59-6.44
Expected volatility (%)	85.0	85.0
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	1.17	0.39-0.68

The cost of the benefit embodied in the options granted in 2021 and 2020 based on their fair value as at the grant date, is estimated to be $5,138 and $3,752, respectively. These amounts will be recognized in statements of operations over the vesting period.

As of December 31, 2021, the unrecognized compensation cost related to all unvested, equity classified stock options of $3,395 is expected to be recognized as an expense on a graded vesting method over a weighted-average period of 1.43 years.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s stock option plans are as follows:

	For year ended December 31, 2021
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	3,569,766	$3.12	$12,338
Granted	985,530	7.02
Forfeited	(386,508)	4.60
Exercised	(84,239)	$1.55
Outstanding at the end of period	4,084,549	3.95	$671
Vested at end of period	2,486,381
Weighted average remaining contractual life – years as of December 31, 2021	6.82

	For year ended December 31, 2020
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	3,143,802	$1.61	$25,733
Granted	925,700	6.17
Forfeited	(108,110)	4.66
Exercised	(391,626)	$0.79
Outstanding at the end of period	3,569,766	$3.12	$12,338
Vested at end of period	2,334,037
Weighted average remaining contractual life – years as of December 31, 2020	7.62

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants:

As of December 31, 2021, and 2020, the Company had the following outstanding compensation related warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share		Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to Yeda (see 1 below)	May 11, 2017	May 11, 2025	(*	)	-
Private Warrants issued to scientific founders (see 2 below)	November 27, 2017		-		2,974
					2,974

(*)	less than $0.001.

1.

In May 2017, in accordance with the 2017 License Agreement (see also Note 11B), the Company issued to Yeda, 591,382 warrants to purchase Common Stock at $0.0001 nominal value, for nominal consideration. Yeda has the option to exercise the warrants on a cashless basis. In 2020, the 2017 License Agreement was terminated.

On March 10, 2021, Yeda exercised 362,444 warrants on a cashless basis, resulting in the issuance of 362,383 shares of Common Stock. The remainder of the warrants were forfeited as part of the termination of the license agreement.

For the year ended December 31, 2021, the Company did not record an expense or income related to warrants. For the year ended December 31, 2020, the Company recorded expense of $233. Expenses and income are included in R&D expenses, net in the consolidated statements of operations.

236,552 warrants were fully vested and exercisable on the date of their issuance. The remainder of the warrants will vest and become exercisable subject to achievement of certain milestones specified in the agreement as follows:

a.	177,414 upon the filing of a patent application covering any Discovered Target or a Product (both as defined in the 2017 License Agreement). In 2020 the warrants were forfeited following termination of the 2017 License Agreement,

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants: (Cont.)

b.	118,277 upon achievement of the earlier of the following milestone by the Company:

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

c.	59,139 upon completion of a Phase 1 clinical trial in respect of a Product (as defined in the 2017 License Agreement). In 2020 the warrants were forfeited following the termination of the 2017 License Agreement.

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price. No compensation expenses were recorded in the financial statements during 2021 and 2020.

The following table sets forth the total stock-based payment expenses resulting from options and warrants granted, included in the statements of operations:

	Year ended December 31,
	2021	2020

Research and development expenses, net	1,770	1,815
General and administrative	1,467	1,075
	3,237	2,890

The Company recognized stock-based compensation expenses in connection with options granted to executive officers of the Company in the amount of $1,102 and $1,384 for the years ended December 31, 2021 and 2020, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 14 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2021	2020

Professional service and subcontractors	9,458	6,576
Salaries and related expenses	12,287	9,210
Stock-based compensation	1,770	1,815
Depreciation	986	652
Materials and supplies	1,738	1,094
Rent and related expenses	1,008	664
Other	55	84
	27,302	20,095
Less change in contingent liabilities (see Note 11C, 11E)	(578)	-
Less income from collaboration agreements (see Note 11H, 10B2)	(307)	(160)
Less grants from the IIA (see Note 11A)	(3,741)	(518)
	22,676	19,417

NOTE 15 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2021	2020

Salaries and related expenses	2,895	2,757
Stock-based compensation	1,467	1,075
Professional services	2,029	1,648
Travel expenses	140	173
Recruitment expenses	375	170
Rent and related expenses	291	262
Insurance expenses	2,495	1,985
Other	1,575	1,253
	11,267	9,323

NOTE 16 -	FINANCE INCOME (EXPENSES), NET

	Year ended December 31,
	2021	2020

Exchange rate differences	237	511
Interest income from bank deposits	(86)	(641)
Revaluation of contingent liabilities	-	116
Bank fees and other	7	7
Income from foreign exchange contracts	(160)	(165)
	(2)	(172)

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 17 -	INCOME TAXES

A.	The Company files income tax returns in the U.S. federal jurisdiction and in state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s income tax returns since inception remain open and subject to examination. The statutory U.S. federal income tax rate is 21%. As of December 31, 2021, the Company had total net operating losses in the U.S. of approximately $7,478, which may be carried forward and offset against taxable income in the future.

B.	BiomX Ltd. And RondinX Ltd. file income tax returns in Israel. Their tax assessments through 2016 are deemed to be final. The statutory Israeli income tax rate is 23%.

C.	As of December 31, 2021 and 2020, BiomX Israel had total net operating losses in Israel of approximately $78,542 and $47,336, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

D.	As of December 31, 2021, the significant components of the Company’s deferred tax assets are net operating loss carryforward in the amount of $20.2 million and research and development expenses in the amount of $4.6 million. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

E.	The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2021 and 2020.

A reconciliation of the U.S. federal statutory tax rate and the effective tax rate is as follow:

	As of December 31,
	2021	2020

Statutory U.S. federal income tax rate	(21)%	(21)%
U.S. vs foreign tax rate differential	(2)	(2)
Change in deferred tax asset valuation allowance	23	23
Effective tax rate	-%	-%

Loss from operations, before taxes on income, consists of the following:

	As of December 31,
	2021	2020

United States	4,571	3,273
Israel	31,655	26,813
	36,226	30,086

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD and NIS in thousands, except share and per share data)

NOTE 18 -	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2021	2020

Net loss	36,226	30,086
Net loss per share	1.39	1.30
Weighted average number of Common Stock	26,007,947	23,062,216

As the inclusion of shares of Common Stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share as of December 31, 2021 does not include 4,084,545, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

NOTE 19 -	SUBSEQUENT EVENTS

A.	In January 2022, the Company received NIS 2,243 (approximately $721) from the IIA as part of the two approved programs in 2021, after submitting interim reports for the first six months of 2021.

B.	In March 2022, the IIA approved a new application for a total budget of NIS 13,004 (approximately $4,022). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022.

C.	In March 2022, the Board approved the grant of 1,153,500 options to 89 employees, one consultant, three senior officers and five directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $1.41 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

D.	From January 1, 2022 through March 25, 2022, the Company issued an aggregate of 26,011 shares of Common Stock pursuant to the ATM Agreement for aggregate net proceeds of $35.