Form 10-K/A
period 2021-12-31
BiomX Inc.
filed 2022-05-02
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-38762

BIOMX INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., Floor 5, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

+972 723942377
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of April 28, 2022 was 29,780,409.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name: Brightman Almagor Zohar & Co.          Auditor Location: Tel Aviv, Israel          Auditor Firm ID: 1197

EXPLANATORY NOTE

BiomX Inc., or the Company, we, our or us) is filing this Amendment No. 1, or the Amended Report, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2022, or the Original Report, in order to add certain information required by Items 10-14 of Part III of Form 10-K, as well as certain additional exhibits. The Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amended Report and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amended Report, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amended Report.

BIOMX INC.

FORM 10-K/A

(Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and member of the Board of Directors, or Board, as of April 28, 2022.

Name	Age	Position
Executive Officers
Jonathan Solomon	45	Chief Executive Officer and Director
Marina Wolfson	38	Chief Financial Officer
Assaf Oron	47	Chief Business Officer
Dr. Merav Bassan	56	Chief Development Officer

Non-Employee Directors
Dr. Russell Greig(1)(2)(3)	69	Director and Chairman of the Board of Directors
Dr. Gbola Amusa(1)	48	Director
Jonas Grossman(2)(3)	48	Director
Dr. Alan Moses(2)	74	Director
Lynne Sullivan(1)(3)	56	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Executive Officers

Jonathan Solomon has served as the Chief Executive Officer and as a director of the Company since October 2019. Mr. Solomon served as Board member of BiomX Ltd., or BiomX Israel, from February 2016 and also as Chief Executive Officer from February 2017 to October 2019. From July 2007 to December 2015, Mr. Solomon was a co-founder, President, and Chief Executive Officer of ProClara Biosciences Inc. (formerly NeuroPhage Pharmaceuticals Inc.), a biotechnology company pioneering an approach to treating neurodegenerative diseases. Prior to joining ProClara, he served for ten years in a classified military unit of the Israeli Defense Forces. Mr. Solomon holds B.Sc. magna cum laude in Physics and Mathematics from the Hebrew University, an M.Sc. summa cum laude in Electrical Engineering from Tel Aviv University, and an MBA with honors from the Harvard Business School.

We believe that Mr. Solomon’s qualifications to sit on our Board include his extensive board and management experience in the biotech industry.

Marina Wolfson has served as the Chief Financial Officer of the Company since April 2022. Ms. Wolfson served as Senior Vice President of Finance and Operations of the Company from October 2020 to March 2022 and Vice President of Finance and Operations of the Company from December 2019 to October 2020. Ms. Wolfson’s experience includes working with large pharmaceutical and hi-tech companies, as well as venture capital funds. Prior to joining the Company, Ms. Wolfson worked as Vice President of Finance at BioView Ltd. (TASE: BIOV) from 2010 to 2019 and a senior auditor at Ernst & Young, from 2007 to 2010. Ms. Wolfson is a certified public accountant in Israel and holds a B.A in Economics and Accounting (with honors) and an MBA (with honors, specializing in finance) from Ben-Gurion University.

Assaf Oron has served as the Chief Business Officer of the Company since October 2019. Mr. Oron served as Chief Business Officer of BiomX Israel from January 2017 to October 2019. Prior to this position, he served in various roles at Evogene Ltd. (Nasdaq: EVGN), an agriculture biotechnology company, which utilizes a proprietary integrated technology infrastructure to enhance seed traits underlying crop productivity, from March 2006 to December 2016, including Executive Vice President of Strategy and Business Development and Executive Vice President of Corporate Development. Prior to joining Evogene, Mr. Oron served as Chief Executive Officer of ChondroSite Ltd., a biotechnology company that develops engineered tissue products in the field of orthopedics and as a senior project manager and strategic consultant at Israeli management consulting company POC Ltd. Mr. Oron holds an M.Sc. in Biology (bioinformatics) and a B.Sc. in Chemistry and Economics, both from Tel Aviv University.

Dr. Merav Bassan has served as the Chief Development Officer of the Company since October 2019. Prior to this position, she served in various development roles at Teva Pharmaceutical Industries Ltd. (NYSE and TASE: TEVA) between 2005 and 2019, including Vice President, Head of Translational Sciences, Specialty Clinical Development R&D from 2017 to 2019, Vice President, Pain and Global Internal Medicine, Project Leadership, Innovative Product Development, Global IR&D from 2015 to 2017, and Project Champion, Senior Director, Innovative Product Development, Global IR&D from 2009 to 2015. Dr. Bassan holds a B.Sc. in Biology, a M.Sc. in Human Genetics and a Ph.D. in Neurobiology from Tel Aviv University, and she completed a Post-Doctoral Fellowship in Neuroscience at Harvard Medical School at Harvard University.

Directors

The biography of Mr. Solomon is set forth above under the header “Executive Officers.” The biographies of our non-employee directors are set forth below:

Dr. Russell Greig has served as a director and chairman of the Board of the Company since October 2019. Dr. Greig has more than 35 years’ experience in the pharmaceutical industry, with knowledge and expertise in research and development, business development and commercial operations. He spent the majority of his career at GlaxoSmithKline, or GSK, where he held a number of positions including GSK’s President of Pharmaceuticals International from 2003 to 2008 and Senior Vice President Worldwide Business Development. From 2008 to 2010, Dr. Greig was also President of SR One, GSK’s corporate venture group. He is currently Chairman of MedEye NV (formerly — Mint Solutions, The Netherlands) and eTheRNA immunotherapies NV (Belgium). In addition, Dr. Greig previously served on the boards of Sanifit (Spain) (acquired by Vifor Pharma AG (SWX: VIFN), Tigenix N.V. (acquired by Takeda Pharmaceutical Company Limited), Ablynx N.V. (acquired by Sanofi, France) and Merus N.V. (Nasdaq: MRUS). He was previously Chairman of Syntaxin Ltd (UK) (sold to Ipsen), Novagali Pharma S.A. (France) (acquired by Santen Pharmaceutical Co., Ltd.), and Isconova AB (Sweden) (acquired by Novavax, Inc. (Nasdaq: NVAX)). He served as acting Chief Executive Officer at Genocea Biosciences (Nasdaq: GNCA) and Isconova AB for an interim period. He was also a member of the Scottish Scientific Advisory Committee, reporting to the First Minister of Scotland.

We believe that Dr. Greig’s qualifications to sit on our Board include his extensive board and leadership experience in business development and in drug research and development in the pharmaceutical industry.

Dr. Gbola Amusa has served as a director of the Company since March 2018, and served as the Executive Chairman of the Company from March 2018 to October 2019. Dr. Amusa served as Executive Chairman and Chief Science Officer of Chardan Healthcare Acquisition 2 Corp. until its merger in September 2021 with Renovacor, Inc. (NYSE: RCOR). He is currently a director of Renovacor and Partner, Head of Healthcare Equity Research at Chardan Capital Markets LLC, or Chardan, since December 2014. At Chardan, he has established the healthcare vision by focusing on disruptive healthcare segments, such as gene therapy/genetic medicines, that have the highest potential for significant investment returns. Dr. Amusa was previously Managing Director, Head of European Pharma Research, and Global Pharma& Biotech Coordinator at UBS (from 2007 to 2013), where he oversaw 25 analysts. Prior to UBS, Dr. Amusa was a Senior Research Analyst and Head of European Pharma research at Sanford Bernstein. He started his career in finance at Goldman Sachs as an Associate in the Healthcare Investment Banking Group, where he worked on large transactions including the Amgen/Immunex merger. Additionally, Dr. Amusa was previously a Healthcare Finance & Strategy Consultant working with governments, companies, leading foundations and think tanks. He has also served as a member of the board of Alliance for Cancer Gene Therapy since September 2021. He holds an M.D. from Washington University Medical School, an M.B.A. with High Honors from the University of Chicago Booth School of Business, and a B.S.E. with Honors from Duke University.

We believe that Dr. Amusa’s qualifications to sit on our Board include his board and management experience in the capital markets and the pharmaceutical and biotech industries.

Jonas Grossman has served as a director of the Company from its formation in November 2017. Mr. Grossman served as President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp. until its merger in September 2021 with Renovacor, Inc. (NYSE: RCOR). He is currently a director of Renovacor, and a Managing Partner and Head of Capital Markets for Chardan since December 2003 and has additionally served as President of Chardan since September 2015. With nearly two decades of transactional and special acquisition company expertise, Mr. Grossman has led or managed more than 400 transactions, including providing underwriting and business combination advisory services to more than 80 special purpose acquisition companies in a variety of industries. Mr. Grossman has been a founder and member of the board of six special purpose acquisition companies, of which on four he also has served as Chief Executive Officer and President. Since April 2020, Mr. Grossman has served as the President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp. which announced its merger with Renovacor, Inc. in March 2021, and serves as the President and Chief Executive Officer of Chardan NexTech Acquisition 2 Corp. He also served as the Company’s President and Chief Executive Officer from March 2018 until October 28, 2019, the date of the merger of CHAC Merger Sub Ltd. with and into BiomX Israel, whereby BiomX Israel became our wholly-owned subsidiary, or the Business Combination. Mr. Grossman was a founder and director of LifeSci Acquisition Corp. from March 2020 until the close of its business combination with Vincera Pharma, Inc. in December of 2020. He has served as a director to Ventoux CCM Acquisition Corp. since December 2020. Previously, from 2001 to 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. He has served on the board of directors for UNICEF since December 2016.

We believe that Mr. Grossman’s qualifications to sit on our Board include his extensive board and management experience in business and capital markets.

Dr. Alan Moses has served as a director of the Company since October 2020. Dr. Moses has been a Board member of Chemomab Therapeutics, Ltd. (Nasdaq: CMMB) since March 2021. Dr. Moses served as the Global Chief Medical Officer of Novo Nordisk A/S from 2013 until his retirement in 2018. Prior to that he served in various roles at Novo Nordisk A/S since 2004, beginning as Associate Vice President of Medical Affairs in the United States. Throughout his career, Dr. Moses has specialized in developing novel therapeutics and diagnostics for diabetes mellitus. He co-founded and directed the Clinical Investigator Training Program at Beth Israel Deaconess-Harvard Medical School-MIT. From 1998 to 2004, Dr. Moses served as Senior Vice President and Chief Medical Officer of the Joslin Diabetes Center with specific responsibility for the Joslin Clinic, and has served as a member of the Board of Joslin Diabetes Center since December 2021. Dr. Moses earned his MD from the Washington University School of Medicine in St. Louis, worked for three years at the National Institutes of Health, completed his clinical endocrine/diabetes training at Tufts New England Medical Center, and studied Health Care Strategy at Harvard Business School.

We believe that Dr. Moses’ qualifications to sit on our Board include his extensive leadership experience in clinical development in the pharmaceutical industry.

Lynne Sullivan has served as a director of the Company since November 2019. Ms. Sullivan has served as the Chief Financial Officer of UNITY Biotechnology, Inc. (Nasdaq: UBX) since August 2020. Prior to that she was the Chief Financial Officer of Compass Therapeutics, LLC, a biotechnology company, or Compass, where she worked from December 2018 to August 2019. Prior to Compass, Ms. Sullivan served as Biogen Inc.’s Senior Vice President of Finance from 2016 to December 2018, where she also served as Vice President of Tax and Corporate Finance from February 2015 to March 2016 and Vice President of Tax from April 2008 to February 2015. Prior to that, Ms. Sullivan was the Vice President Tax at EMD Serono and the Vice President of Tax North America at Merck KGaA. Ms. Sullivan is currently a member of the board of directors of Solid Biosciences Inc., a public life sciences company (Nasdaq: SLDB) and Inozyme Pharma, Inc. (Nasdaq: INZY). Ms. Sullivan was previously a member of the board of directors of resTORbio, Inc., a public biopharmaceutical company (Nasdaq: TORC) and Inheris Pharma. Ms. Sullivan was a Certified Public Account for over 20 years and was also a Tax Partner at Arthur Anderson, where she led the North East Region’s Tax Consulting Practice for the firm. She received an M.S. in Taxation from Bentley University and a B.S.B.A. from Suffolk University.

We believe that Ms. Sullivan’s qualifications to sit on our Board include her finance leadership and extensive board experience.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at www.biomx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website.

Board Committees and Corporate Governance

Board Composition and Leadership Structure

As of April 28, 2022, the Board is comprised of six members. There is currently one vacancy on the Board, created after Mr. Paul Sekhri resigned from our Board on March 29, 2022. The Board has a flexible policy with respect to the combination or separation of the offices of Chairman of the Board and Chief Executive Officer. Currently, Dr. Russell Greig serves as our independent Chairman, and Mr. Jonathan Solomon serves as our Chief Executive Officer. The Board believes that by having separate roles, the Chief Executive Officer is able to focus on the day-to-day business and affairs of the Company and the Chairman is able to focus on key strategic issues, board leadership and communication. While the Board believes this leadership structure is currently in the best interests of the Company and its stockholders, the Board also recognizes that future circumstances could lead it to combine these roles.

Board Committees

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is composed solely of independent directors, and is described more fully below. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on our website, www.biomx.com.

Audit Committee

Our Audit Committee engages the Company’s independent accountants: reviews their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; reviews the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; reviews the Company’s compliance with legal and reviews regulatory requirements; and reviews the performance of the Company’s internal audit function and internal control over financial reporting.

The members of the Audit Committee are Ms. Lynne Sullivan, Dr. Gbola Amusa and Dr. Russell Greig, each of whom is an independent director under NYSE American’s listing standards and satisfies the additional independence requirements of Rule 10A-3 of the Exchange Act. Ms. Lynne Sullivan is the Chairperson of the Audit Committee. The Board has determined that Ms. Sullivan qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee reviews annually the Company’s corporate performance goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of such goals and objectives, determines and approves the Chief Executive Office’s compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; makes recommendations to the Board with respect to the compensation of our executive officers, other than the Chief Executive Officer, and directors; and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The Chief Executive Officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries.

The members of the Compensation Committee are Dr. Alan Moses, Mr. Jonas Grossman and Dr. Russell Greig, each of whom is an independent director under NYSE American’s listing standards. Dr. Alan Moses is the Chairperson of the Compensation Committee.

The Compensation Committee retained Aon Consulting Inc., or Aon, through its Radford subdivision, part of the Rewards Solutions practice at Aon, an independent compensation consultant, to provide advice with respect to executive, director and non-executive compensation for the fiscal year ended December 31, 2021. The Compensation Committee engaged Aon solely to collect and analyze data regarding executive, director and non-executive compensation at other companies comparable to us. Aon’s primary responsibilities for the fiscal year ended December 31, 2021 included identifying our U.S. and Israel peer group companies, benchmarking the compensation of our directors, Chief Executive Officer, other executive officers and non-executive employees, assessing the competitive positioning of our executive compensation and providing recommendations to the Compensation Committee, which the Compensation Committee considered among the factors it reviewed when determining executive and director compensation. Aon provided peer based data on the competitiveness of our compensation program to the Compensation Committee in respect of the fiscal year ended December 31, 2021.

Nominating and Governance Committee

Our Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. Specifically, the Nominating and Corporate Governance Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating and Corporate Governance Committee recommends for approval by the Board certain desired qualifications and characteristics for Board membership. Additionally, the Nominating and Corporate Governance Committee establishes and oversees the annual assessment of the performance of the Board as a whole and its individual members. The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. Although the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity identifying nominees, the Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific needs of the Board that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

The members of the Nominating and Corporate Governance Committee are Dr. Russell Greig, Mr. Jonas Grossman and Ms. Lynne Sullivan, each of whom is an independent director under NYSE American’s listing standards. Dr. Russell Greig is the Chairperson of the Nominating and Corporate Governance Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the last two fiscal years with respect to (i) our Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2021, and were serving as executive officers as of such date.

The following table presents information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Option Awards(2) ($)(2)	All Other Compensation ($)(1)(3)	Total ($)(1)
Jonathan Solomon	2021	391,077	193,231	653,966	96,723	1,334,997
Chief Executive Officer	2020	338,860	139,636	537,565	85,756	1,101,817
Assaf Oron	2021	248,314	52,953	144,176	50,770	496,213
Chief Business Officer	2020	204,309	57,264	138,893	43,416	443,882
Dr. Merav Bassan	2021	278,865	94,138	240,541	76,066	689,610
Chief Development Officer	2020	255,714	84,557	319,971	70,595	730,837

(1)	All payments were originally made in New Israeli Shekels, or NIS, and were translated into USD using the annual average USD/NIS exchange rate for each fiscal year.
(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 13.B. of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal years ended December 31, 2021 and 2020. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.
(3)	Amounts in this column represent additional payments for welfare benefits, disability insurance and other customary or mandatory social benefits to employees in Israel.

Narrative Disclosure to the Summary Compensation Table

Option Awards

Prior to the Business Combination, option awards were granted to our named executive officers under the 2015 Employee Stock Option Plan for Key Employees of BiomX Israel, or the 2015 Plan. Option awards granted to our named executive officers after the closing of the Business Combination are granted pursuant to the BiomX Inc. (formerly known as Chardan Healthcare Acquisition Corp.) 2019 Omnibus Long-Term Incentive Plan, or the 2019 Plan. In each case, one fourth of the options vest and become exercisable on the first anniversary of the grant date, and the remainder of the options vest and become exercisable in 12 equal quarterly instalments, subject to the named executive officer’s continued employment; provided that the options will vest and become exercisable in the event the named executive officer is terminated within the twelve (12) month period following the occurrence of a Change in Control (as defined in the applicable grant agreement) as a result of an involuntary termination without Cause (as defined in the applicable grant agreement) or a voluntary termination with Good Reason (as defined in the applicable grant agreement). Subject to the terms of any employment agreement, the unexercised portion of these awards is generally forfeited by a participant on the date his or her employment is terminated other than due to death or disability. In the event of death or disability, the options become fully exercisable and remain exercisable for a period specified in the applicable award agreement.

Bonus Awards

We have an annual corporate and individual goal-setting and review process for our named executive officers that is the basis for the determination of potential annual bonuses. Each of our named executive officers is eligible for annual performance-based bonuses of up to a specific percentage of their salary, ranging from 40% to 50% subject to approval by the Board or the Compensation Committee. The performance-based bonus is tied to a set of specified corporate and/or individual goals and objectives reviewed and approved by the Board, such as clinical and development milestones, meeting budget and strategic goals, and we conduct an annual performance review to determine the attainment of such goals and objectives. Our management may propose bonus awards to the Board primarily based on such review process. The Compensation Committee makes the final determination of the achievement of both the specified corporate and strategic objectives and the eligibility requirements for and the amount of such bonus awards and recommends a bonus award payout to the Board for approval. For fiscal year 2021, bonuses were paid out based on advancing or development plans, the satisfaction of certain product candidate development milestones and strategic objectives.

Employment Agreements

Below are descriptions of our employment agreements with our named executive officers.

Jonathan Solomon

Pursuant to an employment agreement dated February 1, 2016, by and between BiomX Israel and Mr. Solomon, as the Chief Executive Officer of BiomX Israel, Mr. Solomon is entitled to a base salary of NIS 64,000, or approximately $19,500, per month, and an additional gross payment of NIS 16,000, or approximately $4,900, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Mr. Solomon’s Salary). Starting April 1, 2021, Mr. Solomon was entitled to a base salary of NIS 82,400, or approximately $25,100, per month, and an overtime payment of NIS 20,600 or approximately $6,300, per month, and starting April 1, 2022, Mr. Solomon is entitled to a base salary of NIS 96,000, or approximately $30,000, per month, and an overtime payment of NIS 24,000 or approximately $7,500, per month.

BiomX Israel also makes customary contributions on Mr. Solomon’s behalf to a pension fund or a managers insurance company, at Mr. Solomon’s election, in an amount equal to 8.33% of his Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of the Salary in case Mr. Solomon is insured through a managers insurance policy, or 6.50% of Mr. Solomon’s Salary in case Mr. Solomon is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Mr. Solomon chooses to allocate his pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure him under a work disability insurance policy at the rate required to insure 100% of Mr. Solomon’s Salary and for this purpose will contribute an amount of up to 2.50% of Mr. Solomon’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are intended to be in lieu of statutory severance pay that Mr. Solomon would otherwise be entitled to receive from BiomX Israel in accordance with Severance Pay Law 5723-1963, or the Severance Pay Law. BiomX Israel also contributes 7.50% of Mr. Solomon’s monthly salary to a recognized educational fund. BiomX Israel also reimburses Mr. Solomon for automobile maintenance and transportation expenses of NIS 2,000, or $610 per month. Mr. Solomon is also entitled to non-statutory 12 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Mr. Solomon waives all claims and continues to comply with the other terms of his employment agreement.

Assaf Oron

Pursuant to an employment agreement dated January 1, 2017, by and between BiomX Israel and Mr. Oron, he serves as our Chief Business Officer. Mr. Oron is entitled to a base salary of NIS 31,500, or approximately $9,692, per month, and an additional gross payment of NIS 8,500, or approximately $2,615, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Mr. Oron’s Salary. Starting April 1, 2021, Mr. Oron’s base salary is NIS 51,040 or approximately $17,600, per month, and an additional gross payment of NIS 12,760 or approximately $4,400, per month. Starting March 1, 2022, Mr. Oron’s employment agreement was amended to reflect 25% of full time. All components of his employment were adjusted proportionally.

BiomX Israel also makes customary contributions on Mr. Oron’s behalf to a pension fund or a managers insurance company, at Mr. Oron’s election, in an amount equal to 8.33% of Mr. Oron’s Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of Mr. Oron’s Salary in case Mr. Oron is insured through a managers insurance policy, or 6.50% of Mr. Oron’s Salary in case Mr. Oron is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Mr. Oron chooses to allocate his pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure him under a work disability insurance policy at the rate required to insure 75% of Mr. Oron’s Salary and for this purpose will contribute an amount of up to 2.50% of Mr. Oron’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Mr. Oron would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Mr. Oron’s monthly Salary (not to exceed NIS 15,712, or approximately $4,834) to a recognized educational fund. The Company reimburses Mr. Oron for automobile maintenance and transportation expenses of NIS 2,500, or approximately $762, per month. Mr. Oron is also entitled to non-statutory 9 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Mr. Oron waives all claims and continues to comply with the other terms of his employment agreement.

Dr. Merav Bassan

Pursuant to an employment agreement dated August 26, 2019, by and between BiomX Israel and Dr. Bassan, as the Chief Development Officer of BiomX Israel, Dr. Bassan is entitled to a base salary of NIS 56,000, or approximately $17,230, per month, and an additional gross payment of NIS 14,000, or approximately $4,307, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Dr. Bassan’s Salary). Starting April 1, 2021, Dr. Bassan’s base salary was NIS 57,600 or approximately $17,600, per month, and an additional gross payment of NIS 14,400 or approximately $4,400, per month. Starting April 1, 2022, Dr. Bassan is entitled to a base salary of NIS 60,400, or approximately $18,900, per month, an additional gross payment of NIS 15,100 or approximately $4,700, per month.

BiomX Israel also makes customary contributions on Dr. Bassan’s behalf to a pension fund or a managers insurance company, at Dr. Bassan’s election, in an amount equal to 8.33% of Dr. Bassan’s Salary, allocated to a fund for severance pay, and an additional amount equal to 7.30% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a managers insurance policy, or 6.50% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Dr. Bassan chooses to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure her under a work disability insurance policy at the rate required to insure 75% of Dr. Bassan’s Salary and for this purpose will contribute an amount of up to 2.50% of the Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Dr. Bassan would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Dr. Bassan’s monthly Salary to a recognized educational fund. The Company reimburses Dr. Bassan for automobile maintenance and transportation expenses of NIS 2,500, or approximately $762, per month. Dr. Bassan is also entitled to non-statutory 9 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Dr. Bassan waives all claims and continues to comply with the other terms of her employment agreement.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2021:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Solomon	11/13/2016	167,434	-	0.54	01/07/2027
	03/26/2017	182,133	-	1.69	03/26/2027
	05/22/2018	176,503	25,215	1.97	05/21/2028
	03/29/2019	195,733	88,968	2.03	03/29/2029
	03/25/2020	63,000	81,000	6.21	03/25/2030
	03/30/2021	-	152,000	7.02	03/30/2031
Dr. Merav Bassan	10/10/2019	94,999	94,998	10.00	10/10/2029
	03/30/2021	-	47,500	7.02	03/30/2031
Assaf Oron	03/26/2017	155,363	-	1.69	03/26/27
	05/22/2018	72,337	10,330	1.97	05/21/28
	03/29/2019	32,289	14,677	2.03	03/29/29
	03/25/2020	13,782	17,718	6.21	03/25/30
	03/30/2021	-	33,250	7.02	03/30/31

(1)	Unless otherwise indicated, options vest and become exercisable as follows: 25% of the options on the first anniversary of the “vesting commencement date” (as defined in the applicable notice of option grant) and, thereafter, in 12 equal quarterly installments of 6.25% each.

 Compensation of Directors

We maintain a non-employee director compensation policy, pursuant to which each non-employee director receives an annual retainer of $35,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

●	the chairman of the Board receives an annual retainer of $100,000 (inclusive of annual committee chairmanship and membership);

●	each member of our Audit, Compensation and Nominating and Corporate Governance Committees, other than the chairperson, receives an additional annual retainer of $7,500, $5,000 and $4,000, respectively; and

●	each chairperson of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $15,000, $10,000 and $8,000, respectively.

We pay all amounts in quarterly installments. We also reimburse each of our directors for their reasonable travel, lodging and other out-of-pocket expenses incurred relating to their attendance at Board and committee meetings.

Each non-employee director also receives an annual award of options to purchase our Common Stock. One-fourth of each Annual Option Award vests on the first anniversary of the date of grant, and the remainder of the annual option award vests in 12 equal quarterly installments, subject to such director’s continued service on the Board. The Company’s policy is to grant options based, among other things, on recommendations of a compensation consultant. In 2021, the Company granted 15,200 options to each non-employee director and 30,400 to the Chairman of the Board.

The following table sets forth information concerning compensation accrued or paid to our independent, non-employee directors during the year ended December 31, 2021 for their service on our Board. Mr. Jonathan Solomon, a director who is also our employee, received no additional compensation for his service as director and is not set forth in the table below:

Name	Fees earned or paid in cash ($)	Option Awards(2)(3)	All other compensation(4)	Total ($)
Dr. Russell Greig	100,500	117,584	—	218,084
Dr. Gbola Amusa	42,500	58,792	—	101,292
Jonas Grossman	44,000	58,792	—	102,792
Dr. Alan Moses	35,000	71,966	25,000	131,966
Paul Sekhri(1)	45,000	71,966	—	116,966
Lynne Sullivan	54,000	58,792	—	112,792
	321,000	437,892	25,000	783,892

(1)	Effective as of March 29, 2022, this director resigned and no longer serves on the Board.
(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 13.B. of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal year ended December 31, 2021. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.
(3)	As of December 31, 2021, we had outstanding grants to our non-executive directors aggregating 218,400 options of which 43,000 were exercisable or vested, as the case may be, as follows:

Name	Total of options granted	Total of options exercisable and vested
Russell Greig	62,400	14,000
Dr. Gbola Amusa	31,200	7,000
Jonas Grossman	31,200	7,000
Dr. Alan Moses	31,200	4,000
Paul Sekhri	31,200	4,000
Lynne Sullivan	31,200	7,000
Total	218,400	43,000

(4)	Amounts in this column represent payments made to Dr. Moses as compensation for consulting services to BiomX Israel. Starting January 1, 2021 Dr. Moses provides additional consulting services to the Company for an annual fee of $25,000.

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

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2021, please see the Original Report – Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 12B – Stock-Based Compensation.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 26, 2022 (except as otherwise indicated) based on information obtained from the persons named below, with respect to the beneficial ownership of our Common Stock, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all our executive officers and directors as a group. Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding Common Stock, and Schedules 13G or 13D filed with the SEC, as the case may be, and includes shares of our Common Stock which each beneficial owner has the right to acquire within 60 days of April 26, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. We have based our calculation of beneficial ownership on 29,780,409 shares of our Common Stock outstanding as of April 26, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Chidozie Ugwumba(2) c/o SymBiosis CapitalManagement, LLC 609 SW 8th St., Suite 365 Bentonville, AR 72712	5,512,846	18.5%
MMCAP International Inc. SPC(3) c/o Mourant Governance Services (Cayman) Limited 94 Solaris Avenue Camana Bay, P.O. Box 1348 Grand Cayman, KY1-1108, Cayman Islands	2,115,639	7.1%
Johnson & Johnson Innovation – JJDC, Inc.(4) Johnson & Johnson Innovation – JJDC, Inc. 410 George Street New Brunswick, NJ 08901	2,133,402	7.2%
OrbiMed Advisors Israel Limited OrbiMed Israel GP Ltd. OrbiMed Israel Partners, Limited Partnership(5) 89 Medinat Hayehudim St. Building E Herzliya 4614001 Israel	3,188,489	10.7%
Directors and Named Executive Officers
Jonathan Solomon(6)	1,380,736	4.6%
Dr. Russell Greig(7)	68,963	*
Dr. Gbola Amusa(8)	450,916	1.5%
Jonas Grossman(9)	790,262	2.7%
Lynne Sullivan(10)	53,075	*
Dr. Alan Moses(11)	39,950	*
Dr. Merav Bassan(12)	337,497	1.1%
Assaf Oron(13)	349,746	1.2%
All directors and executive officers as a group (9 persons)	3,596,958	12.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BiomX Inc., 22 Einstein St., 5th Floor, Ness Ziona 7414003, Israel.
(2)	Based solely on information contained in Form 13G filed with the SEC on February 14, 2022.
(3)	Based solely on information contained in Form 13G/A filed with the SEC on February 4, 2022. Such 13G/A was also jointly filed by MM Asset Management Inc. with an address at 161 Bay Street,
TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(4)	Based solely on information contained in Form 13G filed with the SEC on November 26, 2019.Johnson & Johnson Innovation-JJDC, Inc. has voting and dispositive power over 2,133,402 shares of common stock.
(5)	Represents 1,672,150 shares of Common Stock held directly by OrbiMed Israel Partners, Limited Partnership, or OIP LP, and 641,339 shares of Common Stock held directly by OrbiMed Israel Incubator L.P., or OII LP. OrbiMed Israel BioFund GP Limited Partnership, or BioFund GP LP, is the general partner of each of OIP LP and OII LP, and OrbiMed Israel GP Ltd., or Israel GP, is the general partner of BioFund GP LP. OrbiMed Advisors Israel Limited, or Advisors Israel Ltd., is the majority shareholder of Israel GP. As a result, Advisors Israel Ltd and Israel GP may be deemed to have shared voting and investment power over all of the shares of Common Stock held by each of OIP LP and OII LP, and both Advisors Israel Ltd and Israel GP may be deemed to directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of the shares held by each of OIP LP and OII LP. Advisors Israel Ltd exercises this investment power through an investment committee comprised of Carl L. Gordon, Jonathan T. Silverstein, Nissim Darvish, Anat Naschitz, and Erez Chimovits, each of whom disclaims beneficial ownership of the shares held by OIP LP and OII LP. Based solely on information contained in Form 13D filed with the SEC on November 7, 2019.

(6)	Consists of 862,204 options that are exercisable and 21,608 additional options that will become exercisable within 60 days of April 26, 2022.
(7)	Consists of 3,750 shares of Common Stock, 2,813 warrants (entitling the holder to acquire up to 2,813 shares of Common Stock), 23,600 options that are exercisable and 2,000 additional options that will become exercisable within 60 days of April 26, 2022.
(8)	Consists of 262,871 shares of Common Stock, 294,940 warrants (entitling the holder to acquire up to 156,845 shares of Common Stock), 11,800 options that are exercisable and 1,000 additional options that will become exercisable within 60 days of April 26, 2022.
(9)	Consists of 372,717 shares of Common Stock, 744,564 warrants (entitling the holder to acquire up to 386,345 shares of Common Stock), 11,800 options that are exercisable and 1,000 additional options that will become exercisable within 60 days of April 26, 2022.
(10)	Consists of 12,500 shares of Common Stock, 9,375 warrants (entitling the holder to acquire up to 9,375 shares of Common Stock), 11,800 options that are exercisable and 1,000 additional options that will become exercisable within 60 days of April 26, 2022.
(11)	Consists of 9,800 options that are exercisable.
(12)	Consists of 130,624 options that are exercisable.
(13)	Consists of 292,155 options that are exercisable and 7,132 additional options that will become exercisable within 60 days of April 26, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation, termination, change in control and other arrangements, which are described in Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, our only related-person transaction since January 1, 2021 consisted of a Securities Purchase Agreement we entered into on July 26, 2021 with certain institutional investors, all of the Company’s directors and certain executive officers for the sale of an aggregate of 3,750,000 shares of Common Stock and warrants to purchase an aggregate of 2,812,501 shares of Common Stock in a registered direct offering, for gross proceeds of $15.0 million, before deducting placement agent fees and offering expenses and assuming that none of the warrants are exercised. The securities were sold at price of $4.00 per share and an accompanying warrant to purchase 0.75 of a share of the Company’s Common Stock at an exercise price of $5.00 per share. The warrants will be exercisable six months after the date of issuance and will expire five years from the date such warrant first becomes exercisable. The warrants issued were classified as equity in accordance with ASC 815-40. The securities were offered pursuant to the Company’s effective registration statement on Form S-3. All proceeds were received as of July 28, 2021. Of these proceeds, an aggregate of 125,000 shares of Common Stock and 93,750 warrants were sold to directors and certain executive officers for gross proceeds of $500,000.

Director Independence

The NYSE American requires that a majority of the Board be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship that, as determined by the Board, would interfere with the exercise of his or her objective judgment and will meet the required standards for independence, as established by the applicable rules and regulations of the NYSE American and the SEC.

Dr. Gbola Amusa, Dr. Russell Greig, Mr. Jonas Grossman, Dr. Alan Moses and Ms. Lynne Sullivan are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

At least annually, the Board evaluates all relationships between us and each director considering relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our Board will make an annual determination of whether each director is independent within the meaning of NYSE American and the SEC independence standards.

Item 14. Principal Accounting Fees and Services

The following is a summary and description of fees billed by us to Kesselman & Kesselman, Certified Public Accountants (Isr.) for the fiscal year ended December 31, 2021 and to Brightman Almagor Zohar & Co. for the fiscal year ended December 31, 2020.

	Fiscal year ended December 31, 2021	Fiscal year ended December 31, 2020
Audit fees(1)	$108,000	$70,000
Audit-related fees(2)	$63,612	$25,000
Tax fees(3)	$—	$2,700
All other fees	$—	$—
Total fees	$171,612	$97,700

(1)	Audit Fees include fees for professional services rendered for the quarterly reviews of the interim consolidated financial statements and the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K.
(2)	Audit-Related Fees include fees for services that were reasonably related to performance of the audit of the annual consolidated financial statements for the fiscal year, other than Audit Fees, such as for services in connection with an Open Market Sale Agreement SM we entered with Jefferies LLC on December 4, 2020, our July equity offering and a registration statement filed for the re-sale of certain shares of common stock by a selling stockholder.
(3)	Tax Fees include fees for tax compliance and tax advice.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and pre-approves all non-audit services provided by our independent registered public accounting firm before it is engaged by us to render non-audit services. These services may include audit-related services, tax services and other services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

●	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to our independent registered public accounting firm during the fiscal year in which the services are provided;

●	such services were not recognized as non-audit services at the time of the relevant engagement; and

●	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and pre-approves all non-audit services provided by our independent registered public accounting firm before it is engaged by us to render non-audit services. These services may include audit-related services, tax services and other services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

●	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to our independent registered public accounting firm during the fiscal year in which the services are provided;

●	such services were not recognized as non-audit services at the time of the relevant engagement; and

●	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

Item 15. Exhibits, Financial Statement Schedules

The exhibits listed in the following Index to Exhibits are filed or incorporated by reference a part of this report.

Exhibit No.	Description
10.1	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon.
10.2	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan.
10.3	Employment Agreement, dated January 1, 2017, between BiomX Ltd. (formerly MBcure Ltd.) and Assaf Oron.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: May 2, 2022	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer