Form 10-Q
period 2022-03-31
BiomX Inc.
filed 2022-05-11
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 5, 2022, 29,780,409 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs and impacts of changes in our management on our business. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	the continued impact of COVID-19 on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or health care reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	receipt of the second and / or third tranches under the Term Loan Facility, as such term is defined below, or the second tranche under our agreement with the Cystic Fibrosis Foundation;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or, the 2021 Annual Report.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our 2021 Annual Report and in Part II, Item 1A of this Quarterly Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2022	December 31, 2021
ASSETS

Current assets

Cash and cash equivalents		44,755	62,099
Restricted cash		990	996
Short-term deposits		10,000	-
Other current assets		2,360	3,543
Total current assets		58,105	66,638

Property and equipment, net		5,462	5,694
Intangible assets, net		1,139	1,519
Operating lease right-of-use assets		4,038	4,139
Total non-current assets		10,639	11,352

		68,744	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2022	December 31, 2021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		1,395	2,795
Other account payables		5,245	5,453
Contract liability		1,976	1,976
Current portion of operating lease liabilities		790	819
Current portion of long-term debt	4	439	-
Total current liabilities		9,845	11,043

Non-current liabilities
Long-term debt, net of current portion	4	14,096	14,410
Operating lease liabilities, net of current portion		4,570	4,787
Other liabilities		215	215
Total non-current liabilities		18,881	19,412

Commitments and Collaborations	3

Stockholders’ equity	5

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of March 31, 2022 and December 31, 2021. No shares issued and outstanding as of March 31, 2022 and December 31, 2021.		-	-
Common Stock, $0.0001 par value; Authorized - 60,000,000 shares as of March 31, 2022 and December 31, 2021. Issued – 29,780,409 shares as of March 31, 2022 and 29,753,238 shares as of December 31, 2021. Outstanding – 29,774,709 shares as of March 31, 2022 and 29,747,538 shares as of December 31, 2021.		2	2

Additional paid in capital		156,669	156,017
Accumulated deficit		(116,653)	(108,484)
Total stockholders’ equity		40,018	47,535
		68,744	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended March 31,
	Note	2022	2021

Research and development (“R&D”) expenses, net		4,929	5,670
Amortization of intangible assets		380	379
General and administrative expenses		2,477	2,493
Operating loss		7,786	8,542

Interest expenses		461	-
Finance income, net		(87)	(143)

Loss before tax		8,160	8,399

Tax expenses		9	3

Net loss		8,169	8,402

Basic and diluted loss per share of Common Stock	6	0.27	0.35

Weighted average number of shares of Common Stock outstanding, basic and diluted		29,754,240	23,944,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement, net of $1 issuance costs**	27,171	*	37	-	37
Stock-based compensation expenses	-	-	615	-	615
Net loss	-	-	-	(8,169)	(8,169)

Balance as of March 31, 2022	29,774,709	2	156,669	(116,653)	40,018

(*)	Less than $1.

(**)	See Note 5A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23	-	23
Exercise of warrant	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334	-	4,334
Stock-based compensation expenses	-	-	530	-	530
Net loss	-	-	-	(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(8,169)	(8,402)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	632	555
Stock-based compensation	615	530
Amortization of debt issuance costs	125	-
Finance expense, net	4	26
Changes in other liabilities	-	(129)

Changes in operating assets and liabilities:
Other current assets	1,183	633
Trade account payables	(1,400)	365
Other account payables	(208)	372
Net change in operating leases	(145)	(302)
Net cash used in operating activities	(7,363)	(6,352)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	(10,000)	(34)
Proceeds from short-term deposits	-	6,680
Purchases of property and equipment	(20)	(1,478)
Net cash provided by (used in) investing activities	(10,020)	5,168

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	37	4,334
Exercise of stock options	-	23
Net cash provided by financing activities	37	4,357

Increase (decrease) in cash and cash equivalents and restricted cash	(17,346)	3,173

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4)	(26)

Cash and cash equivalents and restricted cash at the beginning of the period	63,095	37,240

Cash and cash equivalents and restricted cash at the end of the period	45,745	40,387

Reconciliation of amounts on consolidated balance sheets
Cash and cash equivalents	44,755	39,411
Restricted cash	990	976
Total cash and cash equivalents and restricted cash	45,745	40,387

Supplemental disclosures of cash flow information
Cash paid for interest	336	-
Taxes paid	9	3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

General information

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

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, such as cystic fibrosis, atopic dermatitis, inflammatory bowel disease and colorectal cancer. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel.

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

 (unaudited)

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that the Company filed with the U.S. Securities and Exchange Committee (the “SEC”) on March 30, 2022. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2021, but not all disclosures required by GAAP are included.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company examined the impact of COVID-19 on its financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

D.	Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

E.	Recent Accounting Standards

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance became effective for the Company on January 1, 2022. The Company adopted the guidance on January 1, 2022, and has concluded the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach which resulted in no effect.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects that this guidance will not have a significant impact on the Company’s consolidated financial statements.

F.	Fair Value of Financial Instruments

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

There were no changes in the fair value hierarchy levelling during the period ended March 31, 2022 and year ended December 31, 2021.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable	-	42	-	42
	30,007	42	-	30,049
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable	-	62	-	62
	30,007	62	-	30,069
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other account payables, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 1.26% to 2.42%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. For the three months ended March 31, 2022, the Company did not record any expenses related to the contingent consideration liability. Change in contingent consideration for the 3 months ended March 31, 2021 resulted mainly from revaluation.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of March 31, 2022, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6,801 with a fair value of $42. As of December 31, 2021, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,180 with a fair value of $62.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – COMMITMENTS AND COLLABORATIONS

In March 2021, the IIA approved two new applications for a total budget of NIS 19,444 (approximately $5,874). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2021 through December 2021. Through March 31, 2022, the Company received NIS 4,284 (approximately $1,347) from the IIA with respect to these programs.

In August 2021, the IIA approved an application for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through March 31, 2022, the Company received NIS 1,004 (approximately $313) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094). The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. As of March 31, 2022, the Company did not receive funding from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2022; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through March 31, 2022, total grants approved from the IIA aggregated to approximately $8,403 (NIS 28,683). Through March 31, 2022, the Company had received an aggregate amount of $6,297 (NIS 21,361) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $5,977. As of March 31, 2022, the Company had a contingent obligation to the IIA in the amount of approximately $6,122 including annual interest of LIBOR linked to the dollar.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not except it will have significant impact on its financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 4 – LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000, or the second tranche, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000, or the third tranche, may become available. The milestones for the remaining tranches have not yet been reached as of March 31, 2022. The Company is required to make interest only payments through March 1, 2023, or extended to September 1, 2023 upon satisfaction of certain milestones, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On March 31, 2022, the Prime Rate was 3.25%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On March 31, 2022, the effective interest rate was 13.73%.

As of March 31, 2022, the carrying value of the term loan consists of $15,000 principal outstanding less the debt discount and issuance costs of approximately $775. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $461 for the three months ended March 31, 2022.

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

Future principal payments for the long-term debt are as follows:

March 31, 2022
2023	4,458
2024	5,804
2025	4,738
Total principal payments	15,000
Unamortized discount and debt issuance costs	(465)
Long-term debt	14,535

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY

A.	Share Capital:

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the three months ended March 31, 2022, the Company sold 27,171 shares of Common Stock under the ATM Agreement, at an average price of $1.36 per share, raising aggregate net proceeds of approximately $37, after deducting an aggregate commission of $1.

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study expected in the fourth quarter of 2022. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, was attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed.

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (“CF Foundation”), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation shall not have any right to receive additional shares. The Company concluded that the second tranche is a freestanding financial instrument. The Company also concluded that since the instrument will be predominantly settled in a variable number of shares at a fixed monetary amount, the second tranche is in the scope of ASC 480 and should be accounted for at fair value with subsequent changes in fair value recognized in the statements of operations in each period. The Company further determined that due to the settlement mechanism, the fair value of the second tranche is negligible, both at inception and on March 31, 2022.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

Warrants:

As of March 31, 2022, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

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

On March 29, 2022, the Board of Directors approved the grant of 1,153,500 options to 89 employees, three senior officers, one consultant, and five directors under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $1.41 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Underlying value of Common Stock ($)	1.41	7.02
Exercise price ($)	1.41	7.02
Expected volatility (%)	85.3	85.0
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	2.50	1.17

The cost of the benefit embodied in the options granted during the three months ended March 31, 2022, based on their fair value as at the grant date, is estimated to be approximately $1,307. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Three Months Ended March 31, 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	4,084,549	$3.95	$671
Granted	1,153,500	$1.41
Forfeited	(88,399)	$6.38
Exercised	-	$-
Outstanding at the end of period	5,149,650	$3.34	$888
Exercisable at the end of period	2,801,390
Weighted average remaining contractual life of outstanding options – years as of March 31, 2022	7.25

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of March 31, 2022, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders (see below)	November 27, 2017		-	2,974

In November 2017, BiomX Israel issued 2,974 warrants to its scientific founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended March 31,
	2022	2021
Research and development expenses, net	258	331
General and administrative	357	199
	615	530

NOTE 6 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the three months ended March 31, 2022 does not include 5,149,650, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

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

Atopic Dermatitis

On March 31, 2021, we announced the selection of the phage cocktail for BX005, our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in atopic dermatitis. By reducing S. aureus burden, BX005 is designed to shift the skin microbiome composition to its “pre-flare” state to potentially result in clinical improvement. Results from a Phase 2 proof-of-concept trial evaluating the safety and efficacy of BX005 in atopic dermatitis patients are expected in the fourth quarter of 2022. On April 8, 2022, the FDA approved the Company’s IND application for BX005.

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

For more information regarding our product candidates, see Part I, Item 1 “Business” of our 2021 Annual Report.

COVID-19

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations. These measures currently include social distancing in our offices, a work from home policy for all employees who are able to perform their duties remotely, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of May 5, 2022, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. During the first quarter of 2022, we updated our guidance on the timing of certain clinical milestones resulting from challenges we continue to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
	USD in thousands
Research and development (“R&D”) expenses, net	4,929	5,670
Amortization of intangible assets	380	379
General and administrative expenses	2,477	2,493
Operating loss	7,786	8,542
Interest expenses	461	-
Finance income, net	(87)	(143)
Loss before tax	8,160	8,399
Tax expenses	9	3
Net loss	8,169	8,402
Basic and diluted loss per share of Common Stock	0.27	0.35
Weighted average number of shares of Common Stock outstanding, basic and diluted	29,754,240	23,944,573

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $4.9 million for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021. The decrease of $0.8 million, or 14%, is primarily due to pauses in the development of BX003, the product candidate for the treatment of IBD and PSC, and CRC product candidate, as well as the discontinuing of the product candidate, BX001, for the treatment of Acne. In addition, the decrease in R&D expenses is due to an increase in IIA grants, offset by an increase in expenses related to conducting pre-clinical and clinical trials of our CF and AD product candidates, BX004 and BX005, respectively. The Company recorded $0.4 million of IIA grants during the three months ended March 31, 2022. The Company did not record any grants during the three months ended March 31, 2021.

There was no material change to general and administrative expenses that impacted earnings for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest expenses were $0.5 million for the three months ended March 31, 2022. The Company had no interest expenses for the three months ended March 31, 2021. The increase of $0.5 million, is due to interest payments accrued under our loan from Hercules Capital, Inc., or the Hercules Loan, entered into in August 2021.

Financial income, net was $87,000 for the three months ended March 31, 2022, compared to $143,000 for the three months ended March 31, 2021. The decrease in financial income, net of $56,000, or 39%, is primarily due to U.S. dollar/NIS exchange rate differences.

Basic and diluted loss per share of Common Stock was $0.27 for the three months ended March 31, 2022, compared to $0.35 for the three months ended March 31, 2021. The decrease in diluted loss per share of $0.08, or 23%, is primarily due to the increase in outstanding shares as part of a registered direct offering completed in July 2021 and other issuances of our Common Stock and due to a decrease in our operating loss.

Liquidity and Capital Resources

We believe our cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements until at least the end of 2023. We have revised our operating plans in order to reduce expenses and, until we are able to obtain further funding, we currently plan to focus primarily on BX004 and BX005, our product candidates for CF and AD, respectively. In the future we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, and may seek to raise such additional funds through public or private equity such as the potential second tranche in the Securities Purchase Agreement with the Cystic Fibrosis Foundation, or the CFF Agreement, or debt financings, loans such as the Hercules Loan, or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	USD in thousands
Net cash used in operating activities	(7,363)	(6,352)
Net cash provided by (used in) investing activities	(10,020)	5,168
Net cash provided by financing activities	37	4,357
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4)	(26)
Net increase (decrease) in cash and cash equivalents	(17,350)	3,147

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $7.4 million primarily due to a net loss of $8.2 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $0.6 million, offset by non-cash charges of $1.4 million. Non-cash charges for the three months ended March 31, 2022 consisted primarily of depreciation and amortization expenses of $0.6 million and stock-based compensation expenses in the amount of $0.6 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $1.4 million and in other account payables in the amount of $0.2 million, partially offset by an increase in other current assets in the amount of $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $6.4 million primarily due to a net loss of $8.4 million, offset by non-cash charges of $1.0 million and by changes in our operating assets and liabilities of $1.1 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2021, consisted primarily of depreciation and amortization expenses in the amount of $0.6 million and stock-based compensation expenses in the amount of $0.5 million. Net changes in our operating assets and liabilities consisted primarily of an increase in other current assets of $0.6 million, in trade account payable in the amount of $0.4 million, and in other account payable in the amount of $0.4 million, partially offset by net change in operating leases in the amount of $0.3 million.

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $10.0 million, as a result of investment in short-term deposits of $10.0 million.

During the three months ended March 31, 2021, net cash provided by investing activities was $5.2 million, primarily as a result of liquidation of short-term deposits, partially offset by purchases of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of March 31, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6.8 million with a fair value of $0.04 million. As of March 31, 2021, we had outstanding foreign exchange contracts in the amount of approximately $5.2 million, with a fair value of $0.04 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $37,000, from the issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2022 through March 31, 2022, we issued an aggregate of 27,171 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $37. From April 1, 2022 through May 5, 2022, we did not issue any shares of Common Stock pursuant to the ATM Agreement. We may continue to sell shares under the ATM Agreement and otherwise to use our effective shelf registration statement to raise additional funds from time to time.

During the three months ended March 31, 2021, net cash provided by financing activities was $4.4 million, primarily from issuance of Common Stock pursuant to the ATM Agreement. From January 1, 2021 through March 31, 2021, we issued an aggregate of 601,674 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $4,465,032.

Outlook

We have accumulated a deficit of $116.7 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of March 31, 2022, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $55.7 million and will be sufficient to fund our operations into at least the end of 2023.

Consistent with our continuing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity, including the CFF Agreement, or debt securities, including under our ATM Agreement, loans, including the Hercules Loan and possibly additional grants from the IIA or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of March 31, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6.8 million. As of March 31, 2021, we had outstanding foreign exchange contracts in the amount of approximately $5.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIOMX INC.

Date: May 11, 2022	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)