Form 10-Q
period 2022-06-30
BiomX Inc.
filed 2022-08-10
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

BiomX Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., 4th Floor, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American
Warrants, each exercisable for one-half of a share of common stock, $0.0001 par value, at an exercise price of $11.50 per share	PHGE.WS	NYSE American

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

As of August 5, 2022, 29,982,282 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs and impacts of changes in our management and the corporate restructuring we announced on May 24, 2022 on our business. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	the continued impact of COVID-19 on general economic conditions, our operations, the continuity of our business, including our preclinical and clinical trials and our ability to raise additional capital;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	receipt of the second and / or third tranches under the Term Loan Facility, as such term is defined below, or the second tranche under our agreement with the Cystic Fibrosis Foundation;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Annual Report.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2022	December 31, 2021
ASSETS

Current assets

Cash and cash equivalents		37,745	62,099
Restricted cash		963	996
Short-term deposits		8,000	-
Other current assets		1,605	3,543
Total current assets		48,313	66,638

Property and equipment, net		5,252	5,694
Intangible assets, net		760	1,519
Operating lease right-of-use assets		4,057	4,139
Total non-current assets		10,069	11,352

		58,382	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2022	December 31, 2021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		1,656	2,795
Other accounts payable		2,394	5,453
Contract liability		-	1,976
Current portion of operating lease liabilities		708	819
Current portion of long-term debt	4	1,732	-
Total current liabilities		6,490	11,043

Non-current liabilities
Contract liability		1,976	-
Long-term debt, net of current portion	4	12,929	14,410
Operating lease liabilities, net of current portion		4,039	4,787
Other liabilities		209	215
Total non-current liabilities		19,153	19,412

Commitments and Contingencies	3

Stockholders’ equity	5

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of June 30, 2022 and December 31, 2021. No shares issued and outstanding as of June 30, 2022 and December 31, 2021.		-	-
Common Stock, $0.0001 par value; Authorized - 60,000,000 shares as of June 30, 2022 and December 31, 2021. Issued – 29,780,409 shares as of June 30, 2022 and 29,753,238 shares as of December 31, 2021. Outstanding – 29,774,709 shares as of June 30, 2022 and 29,747,538 shares as of December 31, 2021.		2	2

Additional paid in capital		156,872	156,017
Accumulated deficit		(124,135)	(108,484)
Total stockholders’ equity		32,739	47,535
		58,382	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2022	2021	2022	2021

Research and development (“R&D”) expenses, net		4,584	3,824	9,513	9,494
Amortization of intangible assets		379	380	759	759
General and administrative expenses		2,361	3,098	4,838	5,591
Operating loss		7,324	7,302	15,110	15,844

Interest expenses		488	-	949	-
Financial expenses (income), net		(339)	31	(426)	(112)

Loss before tax		7,473	7,333	15,633	15,732

Tax expenses		9	3	18	6

Net loss		7,482	7,336	15,651	15,738

Basic and diluted loss per share of Common Stock	6	0.25	0.30	0.53	0.65

Weighted average number of shares of Common Stock outstanding, basic and diluted		29,774,709	24,320,259	29,764,588	24,134,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement, net of $1 issuance costs**	27,171	*	37	-	37
Stock-based compensation expenses	-	-	615	-	615
Net loss	-	-	-	(8,169)	(8,169)

Balance as of March 31, 2022	29,774,709	2	156,669	(116,653)	40,018

Stock-based compensation expenses	-	-	184	-	184
Proceeds on account of shares			19		19
Net loss	-	-	-	(7,482)	(7,482)

Balance as of June 30, 2022	29,774,709	2	156,872	(124,135)	32,739

(*)	Less than $1.

(**)	See Note 5A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23	-	23
Exercise of warrant	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334	-	4,334
Stock-based compensation expenses	-	-	530	-	530
Net loss	-	-	-	(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954
Exercise of stock options	55,246	*	78	-	78
Issuance of Common Stock under Open Market Sales Agreement, net of $24 issuance costs	132,490	*	801	-	801
Stock-based compensation expenses	-	-	1,095	-	1,095
Net loss	-	-	-	(7,336)	(7,336)

Balance as of June 30, 2021	24,429,076	2	136,586	(87,996)	48,592

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(15,651)	(15,738)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	1,267	1,121
Stock-based compensation	799	1,625
Amortization of debt issuance costs	251	-
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(79)	11
Changes in other liabilities	(6)	(282)
Capital loss, net	5	24

Changes in operating assets and liabilities:
Other current assets	1,941	991
Trade accounts payable	(1,139)	(763)
Other accounts payable	(3,059)	417
Net change in operating leases	(777)	(205)
Net cash used in operating activities	(16,448)	(12,799)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	(10,000)	-
Proceeds from short-term deposits	2,000	19,851
Purchases of property and equipment	(74)	(2,268)
Proceeds from sale of property and equipment	-	4
Net cash provided (used in) by investing activities	(8,074)	17,587

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	37	5,135
Proceeds on account of shares	19	-
Exercise of stock options	-	101
Net cash provided by financing activities	56	5,236

Increase (decrease) in cash and cash equivalents and restricted cash	(24,466)	10,024

Effect of exchange rate changes on cash and cash equivalents and restricted cash	79	(11)

Cash and cash equivalents and restricted cash at the beginning of the period	63,095	37,240

Cash and cash equivalents and restricted cash at the end of the period	38,708	47,253

Reconciliation of amounts on consolidated balance sheets
Cash and cash equivalents	37,745	46,271
Restricted cash	963	982
Total cash and cash equivalents and restricted cash	38,708	47,253

Supplemental disclosures of cash flow information
Cash paid for interest	692	-
Taxes paid	18	-
Uncollected proceeds from sale of property and equipment	3	-
Property and equipment purchases included in accounts payable and accrued expenses	-	1,016
Recognition of operating lease right-of-use and liabilities	-	168

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

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange. See also Note 8B.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel.

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

Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay or reduce its research and development programs. If there are further increases in operating costs for facilities expansion, research and development and clinical activity, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. See note 7 regarding the Corporate Restructuring announced by the Company on May 24, 2022.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for condensed financial information. They do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included (consisting only of normal recurring adjustments except as otherwise discussed).

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. In March 2022, the Company updated its guidance on the timing of certain clinical milestones resulting from challenges it continues to face in clinical trial enrollment due to COVID-19. The Company examined the impact of COVID-19 on its financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

E.	Fair Value of Financial Instruments

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

There were no changes in the fair value hierarchy levelling during the period ended June 30, 2022 and year ended December 31, 2021.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,020	-	-	30,020
	30,020	-	-	30,020
Liabilities:
Contingent consideration	-	-	169	169
Foreign exchange contracts payable	-	222	-	222
	-	222	169	391

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable	-	62	-	62
	30,007	62	-	30,069
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other accounts payable, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 1.26% to 3.01%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. For the six months ended June 30, 2022, the Company recorded an income of $6 as a result of a revaluation of the contingent consideration liability.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of June 30, 2022, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6,343 with a fair value liability of $222. As of December 31, 2021, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,180 with a fair value asset of $62.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

A.	In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate budget of NIS 8,565 (approximately $2,588). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through June 30, 2022, the Company received NIS 4,284 (approximately $1,347) from the IIA with respect to these programs.

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through June 30, 2022, the Company received NIS 1,004 (approximately $313) from the IIA with respect to this program. See Note 8A regarding received funds with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through June 30, 2022, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2022; therefore, no liability was recorded in these condensed consolidated financial statements. Received IIA grants are recorded as a reduction of R&D expenses, net.

Through June 30, 2022, total grants approved from the IIA aggregated to approximately $8,403 (NIS 28,683). Through June 30, 2022, the Company had received an aggregate amount of $6,693 (NIS 22,726) in the form of grants from the IIA. Receipt of the remaining grants from approved programs depends on the actual utilization of approved budgets. Total grants subject to royalties’ payments aggregated to approximately $6,380. As of June 30, 2022, the Company had a contingent obligation to the IIA in the amount of approximately $6,547 including annual interest of LIBOR linked to the dollar.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace LIBOR, the Company does not expect it will have a significant impact on its financial statements.

B.	On June 23, 2022 (“Effective Date”), BiomX Israel entered into a new research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totalling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months thereafter or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. During the six months ended June 30, 2022, no consideration was received regarding this agreement. See Note 8C.

C.	On May 24, 2022, the Company notified Massachusetts Institute of Technology of the termination of the Patent License Agreement between the parties. The termination is expected to become effective 90 days after the notice date, on August 22, 2022. During the notice period the Company is required to pay license maintenance fees.

D.	In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a stockholder of the Company. The loan is secured by shares of Common Stock of the Company. The granting of the loan and the restrictions imposed on the related shares of Common Stock until repayment of the loan and transfer of the shares of Common Stock back to the stockholder were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan. During the six months ended June 30, 2022, the loan was repaid by the stockholder to the Company and was accounted as proceeds on account of shares in the statements of changes in stockholders’ equity as the shares of Common Stock were not transferred to the stockholder as of June 30, 2022.

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

As of June 30, 2022, the milestones for the remaining tranches and for the extension of the period of interest only payments to September 1, 2023, have not yet been reached.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On June 30, 2022, the Prime Rate was 4.75%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On June 30, 2022, the effective interest rate was 14.33%.

As of June 30, 2022, the carrying value of the term loan consists of $15,000 principal outstanding less the unamortized debt discount and issuance costs of approximately $339. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $488 and $949 for the three and six months ended June 30, 2022.

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

Future principal payments for the long-term debt are as follows:

June 30, 2022
2023	$4,427
2024	5,802
2025	4,771
Total principal payments	15,000
Unamortized discount and debt issuance costs	(339)
Total future principal payments	$14,661
Current portion of long-term debt	(1,732)
Long-term debt, net	$12,929

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY

A.	Share Capital:

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the six months ended June 30, 2022, the Company sold 27,171 shares of Common Stock under the ATM Agreement, at an average price of $1.36 per share, raising aggregate net proceeds of approximately $37, after deducting an aggregate commission of $1. See Note 8D.

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The Company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, was attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed. Following the Company announcement on May 24, 2022, as mentioned in Note 7 below regarding the delaying of the Company’s atopic dermatitis program, the contract liability was classified as a non-current liability.

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (“CF Foundation”), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (“CF”). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of all patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation shall not have any right to receive additional shares. The Company concluded that the second tranche is a freestanding financial instrument. The Company also concluded that since the instrument will be predominantly settled in a variable number of shares at a fixed monetary amount, the second tranche is in the scope of ASC 480 and should be accounted for at fair value with subsequent changes in fair value recognized in the statements of operations in each period. The Company further determined that due to the settlement mechanism, the fair value of the second tranche is negligible, both at inception and on June 30, 2022.

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

Warrants:

As of June 30, 2022, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

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

On June 26, 2022, the Board of Directors approved the grant of 350,500 options to 53 employees, and one consultant under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $0.66 per share with a vesting period of four years.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Six Months Ended June 30,
	2022	2021
Underlying value of Common Stock ($)	0.66-1.41	7.02
Exercise price ($)	0.66-1.41	7.02
Expected volatility (%)	85.3-87.0	85.0
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	2.50-3.39	1.17

The cost of the benefit embodied in the options granted during the six and three months ended June 30, 2022, based on their fair value as at the grant date, is estimated to be approximately $1,477 and $1,307, respectively. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	4,084,549	$3.95	$671
Granted	1,504,000	$1.25
Forfeited	(622,559)	$4.07
Exercised	-	$-
Outstanding at the end of period	4,965,990	$3.12	$1,196
Exercisable at the end of period	2,699,833
Weighted average remaining contractual life of outstanding options – years as of June 30, 2022	7.24

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of June 30, 2022, the Company had the following outstanding compensation related warrants to purchase Common Stock:

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

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses, net	248	958	(10)	627
General and administrative	551	667	194	468
	799	1,625	184	1,095

NOTE 6 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the six months ended June 30, 2022 does not include 4,965,990, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 - CORPORATE RESTRUCTRING

On May 24, 2022, the Company announced a corporate restructuring (the “Corporate Restructuring”), intended to extend the Company’s capital resources, while prioritizing the Company’s ongoing cystic fibrosis program and delaying the Company’s atopic dermatitis program. The Corporate Restructuring included a reduction of 36 full-time employees, two consultants and 9 part-time employees, or 42% of the Company’s employees as of such date. The Company incurred a one-time employee benefits and severance cost of approximately $214 in operating expenses in the second quarter of 2022. The related accrual is recorded in other accounts payable on the condensed balance sheet as of June 30, 2022. Non-cash stock-based compensation credits related to the forfeiture of stock options of approximately $0.4 million are included in operating expenses in the condensed statements of operations for the three and six months ended June 30, 2022.

NOTE 8 – SUBSEQUENT EVENTS

A.	On July 5, 2022, the Company received a second payment of NIS 908 (approximately $259) from the IIA with respect to the IIA program approved in August 2021.

B.	On July 6, 2022, the Company announced a voluntary delisting of its shares of Common Stock from the Tel-Aviv Stock Exchange. The delisting will become effective on October 6, 2022.

C.	On July 27, 2022, the Company received the first installment of $500 as part of the research collaboration agreement with BI. See Note 3B.

D.	On July 28, 2022, the Company sold 201,873 shares of Common Stock under the ATM Agreement, at an average price of $1.20 per share, raising aggregate net proceeds of approximately $243. See Note 5A.

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

General

We are a clinical company developing products using both natural and engineered phage technologies designed to target and destroy harmful bacteria in the treatment of chronic diseases. Bacteriophage or phage are viruses that target bacteria and are considered inert to mammalian cells. By developing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market and orphan diseases.

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

On November 15, 2021, we announced that we plan to focus on Cystic Fibrosis, or CF, and Atopic Dermatitis, or AD, programs in 2022 and to temporarily pause the development efforts in Inflammatory Bowel Disease, or IBD, and Colorectal Cancer, or CRC, for approximately one year, as neither program was expected to yield proof-of-concept data in patients over the next twelve months. As of today, we cannot provide any guidance on resuming activities in these programs.

On May 24, 2022, we announced a corporate restructuring, or the Corporate Restructuring, whereby we plan to prioritize the CF program and delay the AD program. The Corporate Restructuring is intended to extend the Company’s capital resources until at least the middle of 2024 and included the laying off of approximately 42% of our employees.

Clinical and Pre-Clinical Developments

Cystic Fibrosis

On March 31, 2021, we announced the selection of the phage cocktail for BX004, our therapeutic phage product candidate under development for chronic respiratory infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Based on recommendations from the Cystic Fibrosis Therapeutic Development Network, we updated our Phase 2 proof-of-concept study design and timelines to a Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. The Phase 1b/2a trial will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. Results from Part 1 are expected in the third quarter of 2022. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected by the first quarter of 2023. In September 2021, BX004 was cleared by the FDA to initiate the Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. On June 27, 2022, we announced the dosing of the first two patients in the Phase 1b/2a.

Atopic Dermatitis

On March 31, 2021, we announced the selection of the phage cocktail for BX005, our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in atopic dermatitis. By reducing S. aureus burden, BX005 is designed to shift the skin microbiome composition to its “pre-flare” state to potentially result in clinical improvement. On April 8, 2022, the FDA approved the Company’s IND application for BX005. We are working on evaluating timelines for a clinical trial, in coordination with Maruho.

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

On November 15, 2021, we announced that we are pausing the development efforts of BX003 for approximately one year. We cannot provide any guidance on resuming the development of BX003 to treat IBD and PSC.

Colorectal Cancer

For our CRC program, we are exploring phage mediated delivery of therapeutic payloads to Fusobacterium nucleatum bacteria residing in the tumors of patients with colorectal cancer. However, as announced on November 15, 2021, we paused our CRC program and cannot provide any guidance on resuming this program.

For more information regarding our product candidates, see Part I, Item 1 “Business” of our 2021 Annual Report.

COVID-19

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations. These measures currently include a work from home policy for all employees who are able to perform their duties remotely, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of August 5, 2022, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. In March 2022, we updated our guidance on the timing of certain clinical milestones resulting from challenges we continue to face in clinical trial enrollment due to COVID-19. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the three months ended June 30, 2022 and 2021:

	Three Months ended June 30,
	2022	2021
	USD in thousands
Research and development (“R&D”) expenses, net	4,584	3,824
Amortization of intangible assets	379	380
General and administrative expenses	2,361	3,098
Operating loss	7,324	7,302
Interest expenses	488	-
Finance expense (income), net	(339)	31
Loss before tax	7,473	7,333
Tax expenses	9	3
Net loss	7,482	7,336
Basic and diluted loss per share of Common Stock	0.25	0.30
Weighted average number of shares of Common Stock outstanding, basic and diluted	29,774,709	24,320,259

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $4.6 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The increase of $0.8 million, or 21%, is primarily due to a decrease in IIA grants, partially offset by a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result from the Corporate Restructuring. In addition, the decrease in R&D expenses is due to pausing the development of BX003, the product candidate for the treatment of our IBD and PSC, and CRC product candidate, as well as the discontinuing of the product candidate for the treatment of acne, BX001. We recorded $0.3 million and $2.6 million of IIA grants during the three months ended June 30, 2022 and June 30, 2021, respectively.

General and administrative expenses were $2.3 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021. The decrease of $0.8 million, or 26%, is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce. In addition, the decrease is due to 2021 expenses from moving into new premises.

Interest expenses were $0.5 million for the three months ended June 30, 2022. We had no interest expenses for the three months ended June 30, 2021. The increase of $0.5 million, is due to interest payments incurred under our loan from Hercules Capital, Inc., or the Hercules Loan, entered into in August 2021.

Financial income, net was $0.3 million for the three months ended June 30, 2022, compared to financial expense, net of $0.03 million for the three months ended June 30, 2021. The increase in financial income, net of $0.4 million is primarily due to appreciation of the U.S. dollar against the NIS.

Basic and diluted loss per share of Common Stock was $0.25 for the three months ended June 30, 2022, compared to $0.30 for the three months ended June 30, 2021. The decrease in diluted loss per share of $0.05, or 16%, is primarily due to the increase in outstanding shares as part of a registered direct offering completed in July 2021.

Comparison of the Six Months Ended June 30, 2022 and 2022

The following table summarizes our consolidated results of operations for the six months ended June 30, 2022 and 2021:

	Six Months ended June 30,
	2022	2021
	USD in thousands
R&D expenses, net	9,513	9,494
Amortization of intangible assets	759	759
General and administrative expenses	4,838	5,591
Operating loss	15,110	15,844
Interest expenses	949	-
Finance income, net	(426)	(112)
Loss before tax	15,633	15,732
Tax expenses	18	6
Net loss	15,651	15,738
Basic and diluted loss per share of Common Stock	0.53	0.65
Weighted average number of shares of Common Stock outstanding, basic and diluted	29,764,588	24,134,065

R&D expenses, net (net of grants received from the IIA, and considerations from research collaborations) were $9.5 million for the six months ended June 30, 2022 and June 30, 2021. A decrease in IIA grants resulted in higher R&D expenses, net, offset by a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result from the Corporate Restructuring. An additional offset is due to pausing in the development of BX003, the product candidate for the treatment of our IBD and PSC, and CRC product candidate, as well as the discontinuing of the product candidate for the treatment of acne, BX001. We recorded $0.7 million and $2.6 million of IIA grants during the six months ended June 30, 2022 and June 30, 2021, respectively.

General and administrative expenses were $4.8 million for the six months ended June 30, 2022, compared to $5.6 million for the six months ended June 30, 2021. The decrease of $0.8 million, or 14%, is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce. In addition, the decrease is due to 2021 expenses from moving into new premises.

Interest expenses were $0.95 million for the six months ended June 30, 2022. We had no interest expenses for the six months ended June 30, 2021. The increase of $0.95 million, is due to interest payments incurred under the Hercules Loan entered into in August 2021.

Financial income, net was $0.4 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The increase in financial income, net of $0.3 million, or 300%, is primarily due to appreciation of the U.S. dollar against the NIS.

Basic and diluted loss per share of Common Stock was $0.53 for the six months ended June 30, 2022, compared to $0.65 for the six months ended June 30, 2021. The decrease in diluted loss per share of $0.12, or 18%, is primarily due to the increase in outstanding shares as part of a registered direct offering completed in July 2021 and other issuances of our Common Stock.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements until at least the middle of 2024. We have revised our operating plans in order to reduce expenses including the Corporate Restructuring, which significantly reduced our expenses related to employees, and, we currently plan to focus primarily on BX004, our product candidate for CF and continue advancing the development plan of BX005, our product candidate for AD. In the future we will likely require or desire additional funds to support our operating expenses, capital requirements, resumption of our development plans for BX003 or our development plan in CRC or for other purposes. Accordingly, we are exploring and expect to further explore, raising such additional funds through public or private equity such as the potential second tranche in the Securities Purchase Agreement with the Cystic Fibrosis Foundation, or the CFF Agreement, or debt financings, loans such as the Hercules Loan, governmental or other grants or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are further increases in operating costs for facilities expansion, research and development and clinical activity, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	USD in thousands
Net cash used in operating activities	(16,448)	(12,799)
Net cash provided by (used in) investing activities	(8,074)	17,587
Net cash provided by financing activities	56	5,236
Effect of exchange rate changes on cash and cash equivalents and restricted cash	79	(11)
Net increase (decrease) in cash and cash equivalents	(24,387)	10,013

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $16.4 million primarily due to a net loss of $15.6 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $3.0 million, offset by non-cash charges of $2.2 million. Non-cash charges for the six months ended June 30, 2022 consisted primarily of depreciation and amortization expenses of $1.3 million and stock-based compensation expenses in the amount of $0.8 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $1.1 million, other accounts payable in the amount of $3.1 million and a net change in operating leases in the amount of $0.7 million, partially offset by an increase in other current assets in the amount of $1.9 million.

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

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $8.1 million, as a result of the net change in investment in short-term deposits of $8.0 million.

During the six months ended June 30, 2021, net cash provided by investing activities was $17.6 million, primarily as a result of liquidation of short-term deposits, partially offset by purchases of property and equipment which consisted primarily of leasehold improvements and lab equipment as part of construction work on our new in-house manufacturing facility, laboratories and offices.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of June 30, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6.4 million with a fair value of $0.2 million. As of June 30, 2021, we had outstanding foreign exchange contracts in the amount of approximately $4.0 million with a fair value of $0.07 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.06 million, mainly due to issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below.

During the six months ended June 30, 2021, net cash provided by financing activities was $5.2 million, primarily from issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2022 through June 30, 2022, we issued an aggregate of 27,171 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $0.04 million. From July 1, 2022 through August 5, 2022, we issued 201,873 shares of Common Stock pursuant to the ATM Agreement for aggregate gross proceeds of $0.24 million. We may continue to sell shares under the ATM Agreement and otherwise to use our effective shelf registration statement to raise additional funds from time to time.

Under the Loan Agreement, we have a Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15.0 million was advanced to us on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million, or the second tranche, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million, or the third tranche, may become available. We are required to make interest only payments through March 1, 2023, or extended to September 1, 2023 upon satisfaction of certain milestones, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025. As of June 30, 2022, the milestones for the remaining tranches and for the extension of the period of interest payment to September 1, 2023, have not yet been reached. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On June 30, 2022, the Prime Rate was 4.75%. On June 30, 2022, the effective interest rate was 14.33%.

Under the terms of the Loan Agreement, we granted first priority liens and security interests in substantially all of our intellectual property as collateral for the obligations thereunder. We also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent broadly marketed financing as defined up to a maximum aggregate amount of $2.0 million under the terms as afforded to other investors in such financing. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, including a liquidity covenant beginning October 1, 2022, requiring us to maintain a minimum aggregate compensating cash balance of $5.0 million, and events of default. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2022, we believe we were in compliance with all covenants under the Loan Agreement.

Outlook

We have accumulated a deficit of $124 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of June 30, 2022, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $46.7 million and will be sufficient to fund our operations until at least the middle of 2024.

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

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow for payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of June 30, 2022 and June 30, 2021, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amounts of approximately $6.4 million and $4.0 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022, as amended, except as noted below.

Risks related to the Hercules Loan Agreement

Rising interest rates may adversely increase interest rates on our outstanding indebtedness to Hercules

On August 16, 2021, we entered into the Loan Agreement, with Hercules, providing for a term loan in an aggregate principal amount of up to $30.0 million, subject to funding in three tranches and subject to certain terms and conditions, or the Term Loan. We received the first tranche of $15.0 million promptly after signing the Loan Agreement. Two additional tranches in the amounts of $10 million and $5 million may become available to us to borrow upon the occurrence of certain milestone events.

Interest on the Term Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On June 30, 2022, the Prime Rate was 4.75%, which reflects an increase of 1.5% from the Prime Rate on September 30, 2021, which was 3.25%. Accordingly, the interest rate on the Term Loan increased from 8.95% to 10.45%, which results in an additional payment of interest.

The rising interest rates caused due to the global inflation, and the dependency of the interest paid on the Term Loan on the Prime Rate, result in an increase in the repayment of the Term Loan, and may adversely decrease our cash reserve, affect our ability finance research and development activities and affect our ability to repay the loan or qualify for the additional tranches of the Term Loan.

If we default under the Loan Agreement, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our Common Stock to receive any proceeds from the liquidation. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our Common Stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

BIOMX INC.

Date: August 10, 2022	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)