Form 10-Q
period 2022-09-30
BiomX Inc.
filed 2022-11-09
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

BiomX Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., 4th Floor, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one-half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American
Warrants, each exercisable for one-half of a share of common stock, $0.0001 par value, at an exercise price of $11.50 per share	PHGE.WS	NYSE American

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

As of November 4, 2022, 29,982,282 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, market size, our clinical and pre-clinical development program, including recruitment, timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, the sufficiency of financial resources and financial needs and impacts of changes in our management and the corporate restructuring we announced on May 24, 2022 on our business. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	the continued impact of COVID-19, general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	receipt of the second and/or third tranches under the Term Loan Facility, as such term is defined below, or the second tranche under our agreement with the Cystic Fibrosis Foundation;

●	political, economic and military instability in the State of Israel; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Annual Report.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	September 30, 2022	December 31, 2021
ASSETS

Current assets
Cash and cash equivalents		37,067	62,099
Restricted cash		960	996
Short-term deposits		3,500	-
Other current assets		1,003	3,543
Total current assets		42,530	66,638

Property and equipment, net		5,034	5,694
Intangible assets, net		382	1,519
Operating lease right-of-use assets		3,955	4,139
Total non-current assets		9,371	11,352

		51,901	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		1,781	2,795
Other accounts payable		2,023	5,453
Contract liability		-	1,976
Current portion of operating lease liabilities		687	819
Current portion of long-term debt	4	2,989	-
Total current liabilities		7,480	11,043

Non-current liabilities
Contract liability		1,976	-
Long-term debt, net of current portion	4	11,799	14,410
Operating lease liabilities, net of current portion		3,882	4,787
Other liabilities		206	215
Total non-current liabilities		17,863	19,412

Commitments and Contingencies	3

Stockholders’ equity	5

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of September 30, 2022 and December 31, 2021. No shares issued and outstanding as of September 30, 2022 and December 31, 2021.		-	-
Common Stock, $0.0001 par value; Authorized - 120,000,000 shares as of September 30, 2022 and 60,000,000 shares as of December 31, 2021. Issued – 29,982,282 shares as of September 30, 2022 and 29,753,238 shares as of December 31, 2021. Outstanding – 29,976,582 shares as of September 30, 2022 and 29,747,538 shares as of December 31, 2021.		2	2

Additional paid in capital		157,471	156,017
Accumulated deficit		(130,915)	(108,484)
Total stockholders’ equity		26,558	47,535
		51,901	77,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2022	2021	2022	2021

Research and development (“R&D”) expenses, net		3,536	6,608	13,049	16,102
Amortization of intangible assets		380	380	1,139	1,139
General and administrative expenses		2,633	2,845	7,471	8,436
Operating loss		6,549	9,833	21,659	25,677

Other income		(52)	-	(52)	-
Interest expenses		555	172	1,504	172
Financial expenses (income), net		(280)	16	(706)	(96)

Loss before tax		6,772	10,021	22,405	25,753

Tax expenses		8	10	26	16

Net loss		6,780	10,031	22,431	25,769

Basic and diluted loss per share of Common Stock	6	0.23	0.37	0.75	1.03

Weighted average number of shares of Common Stock outstanding, basic and diluted		29,907,812	27,077,903	29,812,542	25,120,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement, net of $1 issuance costs**	27,171	*	37	-	37
Stock-based compensation expenses	-	-	615	-	615
Net loss	-	-	-	(8,169)	(8,169)

Balance as of March 31, 2022	29,774,709	2	156,669	(116,653)	40,018

Stock-based compensation expenses	-	-	184	-	184
Proceeds on account of shares			19		19
Net loss	-	-	-	(7,482)	(7,482)

Balance as of June 30, 2022	29,774,709	2	156,872	(124,135)	32,739

Stock-based compensation expenses	-	-	363	-	363
Issuance of Common Stock under Open Market Sales Agreement net of $7 issuance costs**	201,873	*	236		236
Net loss				(6,780)	(6,780)

Balance as of September 30, 2022	29,976,582	2	157,471	(130,915)	26,558

(*)	Less than $1.

(**)	See Note 5A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	12,646	*	23	-	23
Exercise of warrant	362,383	*	-		-
Issuance of Common Stock under Open Market Sales Agreement, net of $134 issuance costs	601,674	*	4,334	-	4,334
Stock-based compensation expenses	-	-	530	-	530
Net loss	-	-	-	(8,402)	(8,402)

Balance as of March 31, 2021	24,241,340	2	134,612	(80,660)	53,954
Exercise of stock options	55,246	*	78	-	78
Issuance of Common Stock under Open Market Sales Agreement, net of $24 issuance costs	132,490	*	801	-	801
Stock-based compensation expenses	-	-	1,095	-	1,095
Net loss	-	-	-	(7,336)	(7,336)

Balance as of June 30, 2021	24,429,076	2	136,586	(87,996)	48,592

Exercise of stock options	11,653	*	20		20
Issuance of Common Stock under Open Market Sales Agreement, net of $2 issuance costs	9,800	*	53		53
Issuance of Common Stock under securities purchase agreement (“SPA”), net of $1,235 issuance costs	3,750,000	*	13,765		13,765
Stock-based compensation expenses	-	-	1,027		1,027
Net loss				(10,031)	(10,031)

Balance as of September 30, 2021	28,200,529	2	151,451	(98,027)	53,426

(*)	Less than $1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(22,431)	(25,769)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	1,896	1,746
Stock-based compensation	1,162	2,652
Amortization of debt issuance costs	378	-
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(139)	2
Changes in other liabilities	(9)	(281)
Capital loss, net	6	24

Changes in operating assets and liabilities:
Other current assets	2,540	2,109
Trade accounts payable	(1,044)	(549)
Other accounts payable	(3,430)	1,760
Net change in operating leases	(853)	(177)
Net cash used in operating activities	(21,924)	(18,483)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	(11,500)	-
Proceeds from short-term deposits	8,000	19,851
Purchases of property and equipment	(80)	(3,579)
Proceeds from sale of property and equipment	5	4
Net cash provided (used in) by investing activities	(3,575)	16,276

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	273	5,188
Issuance of Common Stock under SPA, net of issuance costs	-	13,766
Proceeds from long-term debt, net of issuance costs	-	14,225
Proceeds on account of shares	19	-
Exercise of stock options	-	121
Net cash provided by financing activities	292	33,300

Increase (decrease) in cash and cash equivalents and restricted cash	(25,207)	31,093

Effect of exchange rate changes on cash and cash equivalents and restricted cash	139	(2)

Cash and cash equivalents and restricted cash at the beginning of the period	63,095	37,240

Cash and cash equivalents and restricted cash at the end of the period	38,027	68,331

Reconciliation of amounts on consolidated balance sheets
Cash and cash equivalents	37,067	67,346
Restricted cash	960	985
Total cash and cash equivalents and restricted cash	38,027	68,331

Supplemental disclosures of cash flow information
Cash paid for interest	1,099	60
Taxes paid	26	16
Property and equipment purchases included in accounts payable and accrued expenses	30	691
Recognition of operating lease right-of-use and liabilities	-	168

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

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange. On July 6, 2022, the Company announced a voluntary delisting of its shares of Common Stock from the Tel-Aviv Stock Exchange which became effective on October 6, 2022.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. In November 2022, the Company updated its guidance on the timing of certain clinical milestones resulting from challenges it continues to face in clinical trial enrollment resulting from the COVID-19 pandemic. The Company examined the impact of COVID-19 on its financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

D.	Recent Accounting Standards (Cont.)

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

There were no changes in the fair value hierarchy levelling during the nine months ended September 30, 2022 and year ended December 31, 2021.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Fair Value of Financial Instruments (Cont.)

The following table summarizes the fair value of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,119	-	-	30,119
	30,119	-	-	30,119
Liabilities:
Contingent consideration	-	-	166	166
Foreign exchange contracts payable	-	67	-	67
	-	67	166	233

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable	-	62	-	62
	30,007	62	-	30,069
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other accounts payable, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 1.26% to 4.06%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. For the nine months ended September 30, 2022, the Company recorded an income of $9 as a result of a revaluation of the contingent consideration liability.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of September 30, 2022, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,540 with a fair value liability of $67. As of December 31, 2021, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,180 with a fair value asset of $62.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

A.	In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate budget of NIS 8,565 (approximately $2,588). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through September 30, 2022, the Company received NIS 4,284 (approximately $1,347) from the IIA with respect to these programs.

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through September 30, 2022, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through September 30, 2022, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of September 30, 2022; therefore, no liability was recorded in these condensed consolidated financial statements. Received IIA grants are recorded as a reduction of R&D expenses, net.

Through September 30, 2022, total grants approved from the IIA aggregated to approximately $8,403 (NIS 28,683). Through September 30, 2022, the Company had received an aggregate amount of $6,957 (NIS 23,634) in the form of grants from the IIA. Receipt of the remaining grants from approved programs depends on the actual utilization of approved budgets. Total grants subject to royalties’ payments aggregated to approximately $6,380. As of September 30, 2022, the Company had a contingent obligation to the IIA in the amount of approximately $6,557 including annual interest of LIBOR linked to the dollar.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace LIBOR, the Company does not expect it will have a significant impact on its financial statements.

B.	On June 23, 2022 (“Effective Date”), BiomX Israel entered into a new research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for inflammatory bowel disease (“IBD”). Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months thereafter or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations according to the input model method on a cost-to-cost basis. The remainder of the consideration is recorded as other accounts payable in the condensed consolidated balance sheets. During the nine months ended September 30, 2022, the Company received consideration of $500 and recorded $230 in the condensed consolidated statements of operations.

C.	On May 24, 2022, the Company notified the Massachusetts Institute of Technology of the termination of the Patent License Agreement between the parties which became effective on August 22, 2022.

D.	In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a stockholder of the Company. The loan is secured by shares of Common Stock of the Company. The granting of the loan and the restrictions imposed on the related shares of Common Stock until repayment of the loan and transfer of the shares of Common Stock back to the stockholder were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan. During the nine months ended September 30, 2022, the loan was repaid by the stockholder to the Company and was accounted as proceeds on account of shares in the statements of changes in stockholders’ equity as the shares of Common Stock were not transferred to the stockholder as of September 30, 2022.

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

As of September 30, 2022, the milestones for the remaining tranches and for the extension of the period of interest only payments to September 1, 2023, have not yet been reached.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On September 30, 2022, the Prime Rate was 6.25%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On September 30, 2022, the effective interest rate was 15.86%.

As of September 30, 2022, the carrying value of the term loan consists of $15,000 principal outstanding less the unamortized debt discount and issuance costs of approximately $212. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed consolidated statements of operations was $555 and $1,504 for the three and nine months ended September 30, 2022.

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

Future principal payments for the long-term debt are as follows:

September 30, 2022
2023	$4,333
2024	5,797
2025	4,870
Total principal payments	15,000
Unamortized discount and debt issuance costs	(212)
Total future principal payments	$14,788
Current portion of long-term debt	(2,989)
Long-term debt, net	$11,799

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

A.	Share Capital:

Authorized shares of common stock

On August 24, 2022, the Company’s stockholders approved increasing the number of authorized shares of Common Stock from 60,000,000 shares, par value $0.0001 per share, to 120,000,000 shares, par value $0.0001 per share.

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as a sales agent. During the nine months ended September 30, 2022, the Company sold 229,044 shares of Common Stock under the ATM Agreement, at an average price of $1.19 per share, raising aggregate net proceeds of approximately $273, after deducting an aggregate commission of $8.

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

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (“CF Foundation”), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (“CF”). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of all patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation shall not have any right to receive additional shares. The Company concluded that the second tranche is a freestanding financial instrument. The Company also concluded that since the instrument will be predominantly settled in a variable number of shares at a fixed monetary amount, the second tranche is in the scope of ASC 480 and should be accounted for at fair value with subsequent changes in fair value recognized in the statements of operations in each period. The Company further determined that due to the settlement mechanism, the fair value of the second tranche is negligible, both at inception and on September 30, 2022.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (Cont.)

A.	Share Capital: (Cont.)

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

Warrants:

As of September 30, 2022, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

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

On August 22, 2022, the Board of Directors approved the grant of 290,000 options to four senior officers under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $0.66 per share with a vesting period of four years. Senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On September 30, 2022, the Board of Directors approved the grant of 20,000 options to a consultant under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $0.37 per share with a vesting period of one year.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Underlying value of Common Stock ($)	0.37-1.41	7.02
Exercise price ($)	0.37-1.41	7.02
Expected volatility (%)	85.3-88.4	85.0
Expected terms of the option (years)	5.31-6.11	6.11
Risk-free interest rate (%)	2.50-4.05	1.17

The cost of the benefit embodied in the options granted during the nine and three months ended September 30, 2022, based on their fair value as of at the grant date, is estimated to be approximately $1,428 and $127, respectively. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Nine Months Ended September 30, 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	4,084,549	3.95	671
Granted	1,814,000	1.14
Forfeited	(868,141)	4.08
Exercised	-	-
Outstanding at the end of period	5,030,408	2.92	74
Exercisable at the end of period	2,691,163
Weighted average remaining contractual life of outstanding options – years as of September 30, 2022	7.18

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of September 30, 2022, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders (see below)	November 27, 2017		-	2,974

In November 2017, BiomX Israel issued 2,974 warrants to its scientific founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses, net	352	1,539	104	581
General and administrative	810	1,113	259	446
	1,162	2,652	363	1,027

NOTE 6 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the nine months ended September 30, 2022 does not include 5,030,408, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – CORPORATE RESTRUCTURING

On May 24, 2022, the Company announced a Corporate Restructuring, intended to extend the Company’s capital resources, while prioritizing the Company’s ongoing cystic fibrosis program and delaying the Company’s atopic dermatitis program. The Corporate Restructuring included a reduction of 36 full-time employees, two consultants and 9 part-time employees, or 42% of the Company’s employees as of such date. The Company incurred a one-time employee benefits and severance cost of approximately $214 in operating expenses in the second quarter of 2022. Non-cash stock-based compensation credits related to the forfeiture of stock options of approximately $125 and $376 are included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

NOTE 8 – LEASES

In August 2022, BiomX Israel entered into a sublease agreement for a portion of its office space in Ness Ziona, Israel. The agreement is for a period of two years beginning on August 15, 2022. The monthly lease payments under the agreement are approximately $29. The monthly lease proceeds are recorded as other income in the condensed consolidated statements of operations.

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

Clinical and Pre-Clinical Developments

Cystic Fibrosis

On March 31, 2021, we announced the selection of the phage cocktail for BX004, our therapeutic phage product candidate under development for chronic respiratory infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. In September 2021, BX004 was cleared by the FDA to initiate the Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. Based on recommendations from the Cystic Fibrosis Therapeutic Development Network, we updated our Phase 2 proof-of-concept study design and timelines to a Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. On June 27, 2022, we announced the dosing of the first two patients in the Phase 1b/2a. The Phase 1b/2a trial will be comprised of two parts. Part 1 will evaluate the safety, pharmacokinetics and microbiologic/clinical activity of BX004 in eight CF patients in a single ascending dose and multiple ascending dose design. Due to further delays resulting from the impact of the COVID-19 pandemic, results from Part 1 are now expected in the first quarter of 2023. Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are now expected by the third quarter of 2023.

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

Inflammatory Bowel Disease and Primary Sclerosing Cholangitis

On November 12, 2020, we announced consolidation of our IBD and PSC programs into a single broad host range product candidate, named BX003, under development for both indications. Prior to November 2020, we had two separate phage product candidates for IBD and for PSC, with our IBD product candidate named BX002 and PSC product candidate named BX003. After the consolidation, the current BX003 product candidate is now under development to treat both IBD and PSC, targeting bacterial strains of Klebsiella pneumoniae, or K. pneumoniae, a potential pathogen implicated in both diseases. Prior to the consolidation, our Phase 1a clinical study was conducted only on BX002, and any future clinical studies, to the extent conducted will be on BX003 for both IBD and PSC.

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

On November 15, 2021, we announced that we are pausing the development efforts of BX003. We are currently prioritizing resources toward our CF and AD programs, and we cannot provide any guidance on resuming the development of BX003.

Colorectal Cancer

For our CRC program, we are exploring phage mediated delivery of therapeutic payloads to Fusobacterium nucleatum bacteria residing in the tumors of patients with colorectal cancer. On November 15, 2021, we announced that we are pausing our CRC program. We are currently prioritizing resources toward our CF and AD programs, and we cannot provide any guidance on resuming the CRC program.

For more information regarding our product candidates, see Part I, Item 1 “Business” of our 2021 Annual Report.

COVID-19

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations. These measures currently include a work from home policy for all employees who are able to perform their duties remotely, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial participants and others in light of COVID-19. As of November 4, 2022, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. In November 2022, we updated our guidance on the timing of certain clinical milestones resulting from challenges we continue to face in clinical trial enrollment resulting from the impact of the COVID-19 pandemic. It is not currently possible to predict how long the pandemic will last, what the long-term global effects will be, or the time that it will take for economic activity to return to pre-pandemic levels, and we do not yet know the full impact on our business and operations. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the three months ended September 30, 2022 and 2021:

	Three Months ended September 30,
	2022	2021
	USD in thousands
Research and development (“R&D”) expenses, net	3,536	6,608
Amortization of intangible assets	380	380
General and administrative expenses	2,633	2,845
Operating loss	6,549	2,833
Other income	(52)
Interest expenses	555	172
Financial expense (income), net	(280)	16
Loss before tax	6,772	10,021
Tax expenses	8	10
Net loss	6,780	10,031
Basic and diluted loss per share of Common Stock	0.23	0.37
Weighted average number of shares of Common Stock outstanding, basic and diluted	29,907,812	27,077,903

R&D expenses, net (net of grants received from the Israel Innovation Authority, or the IIA, and considerations from research collaborations) were $3.5 million for the three months ended September 30, 2022, compared to $6.6 million for the three months ended September 30, 2021. The decrease of $3.1 million, or 47%, is primarily due to the following:

●	a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result of the Corporate Restructuring;

●	pausing the development of BX003, the product candidate for the treatment of IBD and PSC;

●	pausing the development of our CRC product candidate; and

●	the discontinuation of the development of the product candidate for the treatment of acne, BX001.

These were partially offset by a decrease in IIA grants. We recorded $0.2 million and $0.6 million of IIA grants during the three months ended September 30, 2022 and September 30, 2021, respectively.

General and administrative expenses were $2.6 million for the three months ended September 30, 2022, compared to $2.8 million for the three months ended September 30, 2021. The decrease of $0.2 million, or 7% is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as part of the Corporate Restructuring.

Other income was $52,000 for the three months ended September 30, 2022. The Company had no other income for the three months ended September 30, 2021. The increase of $52,000, or 100%, is due to a sublease agreement for a portion of our office space in Ness Ziona, Israel entered into in August 2022.

Interest expenses were $0.6 million for the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021. The increase of $0.4 million, is due to interest payments incurred under our loan from Hercules Capital, Inc., or the Hercules Loan, entered into in August 2021.

Financial income, net was $0.3 million for the three months ended September 30, 2022, compared to financial expense, net of $0.02 million for the three months ended September 30, 2021. The increase in financial income, net of $0.3 million is primarily due to the rising interest rates which resulted in higher interest income and due to appreciation of the U.S. dollar against the NIS.

Basic and diluted loss per share of Common Stock was $0.23 for the three months ended September 30, 2022, compared to $0.37 for the three months ended September 30, 2021. The decrease in diluted loss per share of $0.14, or 38%, is primarily due to a decrease in our operating loss and due to the increase in outstanding shares as part of a registered direct offering completed in July 2021 and other issuances of our Common Stock.

Comparison of the Nine Months Ended September 30, 2022 and 2022

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months ended September 30,
	2022	2021
	USD in thousands
R&D expenses, net	13,049	16,102
Amortization of intangible assets	1,139	1,139
General and administrative expenses	7,471	8,436
Operating loss	21,659	25,677
Other income	(52)
Interest expenses	1,504	172
Financial income, net	(706)	(96)
Loss before tax	22,405	25,753
Tax expenses	26	16
Net loss	22,431	25,769
Basic and diluted loss per share of Common Stock	0.75	1.03
Weighted average number of shares of Common Stock outstanding, basic and diluted	29,812,542	25,120,037

R&D expenses, net (net of grants received from the IIA, and considerations from research collaborations) were $13.0 million for the nine months ended September 30, 2022 compared to $16.1 million for the nine months ended September 30, 2021. The decrease of $3.1 million, or 19%, is primarily due to the following:

●	a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result of the Corporate Restructuring;

●	pausing the development of BX003, the product candidate for the treatment of IBD and PSC;

●	pausing the development of our CRC product candidate; and

●	the discontinuation of the development of the product candidate for the treatment of acne, BX001.

These were partially offset by a decrease in IIA grants. We recorded $0.9 million and $3.3 million of IIA grants during the nine months ended September 30, 2022 and September 30, 2021, respectively.

General and administrative expenses were $7.5 million for the nine months ended September 30, 2022, compared to $8.4 million for the nine months ended September 30, 2021. The decrease of $0.9 million, or 11%, is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in the workforce, as part of the Corporate Restructuring. In addition, the decrease is due to 2021 expenses from moving into new premises.

Other income was $52,000 for the nine months ended September 30, 2022. The Company had no other income for the nine months ended September 30, 2021. The increase of $52,000, or 100%, is due to a sublease agreement for a portion of our office space in Ness Ziona, Israel entered into in August 2022.

Interest expenses were $1.5 million for the nine months ended September 30, 2022. compared to $0.2 million for the nine months ended September 30, 2021. The increase of $1.3 million, is due to interest payments incurred under the Hercules Loan entered into in August 2021.

Financial income, net was $0.7 million for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021. The increase in financial income, net of $0.6 million, or 600%, is primarily due to appreciation of the U.S. dollar against the NIS and due to the rising interest rates, which resulted in higher interest income.

Basic and diluted loss per share of Common Stock was $0.75 for the nine months ended September 30, 2022, compared to $1.03 for the nine months ended September 30, 2021. The decrease in diluted loss per share of $0.28, or 27%, is primarily due to a decrease in our operating loss and due to the increase in outstanding shares as part of a registered direct offering completed in July 2021 and other issuances of our Common Stock.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements until at least the middle of 2024. We have revised our operating plans in order to reduce expenses including the Corporate Restructuring, which significantly reduced our expenses related to employees, and, subleasing a portion of our office space in Ness Ziona, Israel. We currently plan to continue to focus primarily on BX004, our product candidate for CF and continue our efforts to advance the development plan of BX005, our product candidate for AD. In the future we will likely require or desire additional funds to support our operating expenses, capital requirements, resumption of our development plans for BX003 or our development plan in CRC or for other purposes. Accordingly, we are exploring and expect to further explore, raising such additional funds through public or private equity such as the potential second tranche in the Securities Purchase Agreement with the Cystic Fibrosis Foundation, or the CFF Agreement, or debt financings, loans such as the Hercules Loan, governmental or other grants or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	USD in thousands
Net cash used in operating activities	(21,924)	(18,483)
Net cash provided by (used in) investing activities	(3,575)	16,276
Net cash provided by financing activities	292	33,300
Effect of exchange rate changes on cash and cash equivalents and restricted cash	139	(2)
Net increase (decrease) in cash and cash equivalents	(25,207)	31,091

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $21.9 million primarily due to a net loss of $22.4 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $2.8 million, offset by non-cash charges of $3.3 million. Non-cash charges for the nine months ended September 30, 2022 consisted primarily of depreciation and amortization expenses of $1.9 million and stock-based compensation expenses in the amount of $1.2 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $1.0 million, other accounts payable in the amount of $3.4 million and a net change in operating leases in the amount of $0.9 million, partially offset by an increase in other current assets in the amount of $2.5 million.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $3.6 million, as a result of the net change in investment in short-term deposits of $3.5 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was $16.3 million, primarily as a result of liquidation of short-term deposits of $19.9 million, partially offset by purchases of property and equipment of $3.6 million which consisted primarily of leasehold improvements and lab equipment as part of construction work on our then new in-house manufacturing facility, laboratories and offices.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of September 30, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.5 million with a fair value of $0.07 million. As of September 30, 2021, we had outstanding foreign exchange contracts in the amount of approximately $2.8 million with a fair value of $0.02 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.3 million, mainly due to issuances of Common Stock pursuant to the Open Market Sales Agreement referred to below.

During the nine months ended September 30, 2021, net cash provided by financing activities was $33.3 million, from borrowing under a loan and security agreement, from the issuance of Common Stock in a registered direct offering and from the issuance of Common Stock pursuant to the Open Market Sales Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2022 through September 30, 2022, we issued an aggregate of 229,044 shares of Common Stock under the ATM Agreement for aggregate gross proceeds of $0.28 million. We did not issue any shares of Common Stock pursuant to the ATM Agreement from October 1, 2022 through November 4, 2022. We may continue to sell shares under the ATM Agreement and otherwise to use our effective shelf registration statement to raise additional funds from time to time.

Under the Loan Agreement, we have a Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15.0 million was advanced to us on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million, or the second tranche, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million, or the third tranche, may become available. We are required to make interest only payments through March 1, 2023, or extended to September 1, 2023 upon satisfaction of certain milestones, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025. As of September 30, 2022, the milestones for the remaining tranches and for the extension of the period of interest payment to September 1, 2023, have not yet been reached. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On September 30, 2022, the Prime Rate was 6.25%. On September 30, 2022, the effective interest rate was 15.86%.

Under the terms of the Loan Agreement, we granted first priority liens and security interests in substantially all of our intellectual property as collateral for the obligations thereunder. We also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent broadly marketed financing as defined up to a maximum aggregate amount of $2.0 million under the terms as afforded to other investors in such financing. The Loan Agreement also contains representations and warranties by the Company and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, including a liquidity covenant beginning October 1, 2022, requiring us to maintain a minimum aggregate compensating cash balance of $5.0 million, and events of default. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2022, we believe we were in compliance with all covenants under the Loan Agreement.

Outlook

We have accumulated a deficit of $131 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of September 30, 2022, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $41.5 million will be sufficient to fund our operations until at least the middle of 2024.

Consistent with our continuous R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity, including under the CFF Agreement, or under our ATM Agreement, or debt securities, loans, including the Hercules Loan and possibly additional grants from the IIA or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow for payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of September 30, 2022 and September 30, 2021, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amounts of approximately $2.5 million and $2.8 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interest on the Term Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On September 30, 2022, the Prime Rate was 6.25%, which reflects an increase of 3% from the Prime Rate on September 30, 2021, which was 3.25%. Accordingly, the interest rate on the Term Loan increased from 8.95% to 11.95%, which results in an additional payment of interest.

The rising interest rates caused due to global inflation, and the dependency of the interest paid on the Term Loan on the Prime Rate, result in an increase in the repayment of the Term Loan, and may adversely decrease our cash reserve, affect our ability to finance research and development activities and affect our ability to repay the loan or qualify for the additional tranches of the Term Loan.

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

Item 6. Exhibits

No.	Description of Exhibit
3.1*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (clean version).

3.2*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (marked version)

3.3	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: November 9, 2022	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)