Form 10-K
period 2022-12-31
BiomX Inc.
filed 2023-03-29
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0001-38762

BIOMX INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., Floor 4, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one Warrant entitling the holder to receive one half share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American
Warrants, each exercisable for one-half of a share of common stock, $0.0001 par value, at an exercise price of $11.50 per share	PHGE.WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2022, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of Common Stock held by non-affiliates of the Registrant was $18,574,467 based on the closing sale price of the Registrant’s shares of Common Stock on June 30, 2022 (the last trading day of the fiscal quarter) of $0.73 per share.

The number of shares outstanding of the Registrant’s shares of Common Stock as of March 24, 2023 was 33,181,773.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

BIOMX INC.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

Forward-looking statements appear in a number of places in this report including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and “Overview.” The risks and uncertainties include, but are not limited to:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	the continued impact of COVID-19, general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	political, economic and military instability in the State of Israel, and in particular, the proposed judicial and other legislation by the Israeli government;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents;

●	the potential completion of the second tranche of the private placement we entered into in February 2023 and receipt of $6.0 million in consideration of issuance of our shares of common stock; and

●	other factors discussed in the section of this report entitled “Risk Factors” beginning on page 33.

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

RISK FACTORS SUMMARY

The summary below provides an overview of many of the risks the Company faces, and a more detailed discussion of risks can be found in Item 1A. “Risk Factors” below. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	We are a clinical-stage company with limited operating history, we have never generated any revenue from product sales and may never be profitable. We anticipate that we will continue to incur significant losses for the foreseeable future.

●	We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

●	We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the potential success and time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

●	Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

●	If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates for therapeutic indications, we will not be able to commercialize, or will be delayed in commercializing them.

●	Regulatory requirements for development of our product candidates are uncertain and evolving. Changes in these laws or the current interpretation or application of these laws would have a significant adverse impact on our ability to develop and commercialize our product candidates. Our success is also largely dependent on a broad degree of market acceptance of our product candidates and, in the case of drug products, physician adoption and use, which are necessary for commercial success.

●	Initiating, managing and completing clinical trials entails many risks, including in enrolling patients, non-performance of third parties we rely on to manage and perform clinical trials, delays and adverse effects. Even if successfully completed, results from clinical studies may not be replicated in subsequent clinical trials.

●	Because our headquarters and principal facilities are located in the State of Israel, we are exposed to potential political, economic and military instability in Israel that might adversely affect us. In particular, the proposed judicial and other legislation by the Israeli government might affect our business.

●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited.

●	Legal requirements as well as ethical and social concerns about synthetic biology and genetic engineering could limit or prevent the use of our technologies and limit our revenues.

●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities to us.

●	Failure to comply with health and data protection laws and regulations could lead to claims, government enforcement actions, regulatory actions, private litigation and/or adverse publicity. In addition, our business and operations might be adversely affected by security breaches, including any cybersecurity incidents.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and other consequences.

●	Even if we receive regulatory approval of any product candidates for therapeutic indications, we will be subject to ongoing regulatory compliance obligations and continued regulatory review as well as unfavorable health care legislative and regulatory reform measures. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	The COVID-19 pandemic has affected and may continue to adversely affect our business, including our clinical trials.

●	We are highly dependent on intellectual property licensed from third parties, collaborations with third parties in research and development and manufacturing of our clinical supply of product candidates. Termination or limitation of any of these licenses as well as third party collaborations could result in the loss of significant rights and materially harm our business.

●	We are dependent on patents and proprietary technology such as trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property our ability to commercialize products could suffer. If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and/or royalties, and forced to defend against litigation which might be very expensive to us.

●	We rely on our BacteriOphage Lead to Treatment, or BOLT, proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

●	We have received, and may continue to receive, Israeli and other governmental grants to assist in the funding of our research and development activities. If we lose such funding we may encounter difficulties in the funding of future research and development. In addition, such Israeli government grants restrict our ability to manufacture products and transfer technology outside of Israel and require us to satisfy specified conditions. If we fail to satisfy such conditions, we may be required to refund grants, together with interest and penalties.

●	We incur significant costs operating as a public company, including significant management attention to maintaining and improving our internal control over financial reporting and the requirements of being a public company which may, among other things, strain our resources and divert management’s attention.

●	Exchange rate fluctuations between the U.S. Dollar, the New Israeli Shekel, the Euro and other foreign currencies, may negatively affect our future revenues and expenses.

v

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as cystic fibrosis, or CF. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

In our therapeutic programs, we focus on using phage therapy to target specific strains of pathogenic bacteria that are associated with diseases. Our phage-based product candidates are developed utilizing our proprietary research and development platform named BOLT. The BOLT platform is unique, employing cutting edge methodologies and capabilities across disciplines including computational biology, microbiology, synthetic engineering of phage and their production bacterial hosts, bioanalytical assay development, manufacturing and formulation, to allow agile and efficient development of natural or engineered phage combinations, or cocktails. The cocktail contains phage with complementary features and is optimized for multiple characteristics such as broad target host range, ability to prevent resistance, biofilm penetration, stability and ease of manufacturing.

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and combine different phage, both naturally occurring and created using synthetic engineering, to develop these treatments.

Our Product Pipeline

The chart below identifies our product candidates’ pipeline, their current status and expected timing for the upcoming milestones. We do not have any products approved or available for sale, our product candidates are still in the preclinical and clinical development stages, and we have not generated any revenue from product sales.

Ongoing Programs

BX004 – Treatment of Cystic Fibrosis

BX004 is our therapeutic phage product candidate under development for chronic pulmonary infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Enhanced resistance to antibiotics develops, particularly in CF patients, due to extensive drug use consisting of prolonged and repeated broad-spectrum antibiotic courses often beginning in childhood, and leading to the appearance of multidrug-resistant strains. In preclinical in vitro studies, BX004 was shown to be active against antibiotic resistant strains of P. aeruginosa and demonstrated the ability to penetrate biofilm, an assemblage of surface-associated microbial cells enclosed in an extracellular polymeric substance and one of the leading causes for antibiotic resistance.

The Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. is comprised of two parts. The study design is based on recommendations from the Cystic Fibrosis Therapeutic Development Network.

In February 2023, we announced positive results from Part 1 of the Phase 1b/2a trial evaluating BX004. Part 1 evaluated the safety, tolerability, pharmacokinetics, or PK, and microbiologic activity of BX004 over a 7-day treatment period in nine CF patients (7 on BX004, 2 on placebo) with chronic P. aeruginosa pulmonary infection in a single ascending dose and multiple dose design.

Results from Part 1 of the Phase 1b/2a trial included the following findings: No safety events related to treatment with BX004 occurred; Mean P. aeruginosa colony forming units (CFU) at Day 15 (compared to baseline): -1.42 log (BX004) vs. -0.28 log (placebo). This reduction was seen on top of standard of care inhaled antibiotics; Phage were detected in all patients treated with BX004 during the dosing period, including in several patients up to Day 15 (one week after end of therapy); no phage were detected in patients receiving placebo; there was no emerging resistance to BX004 during or after treatment with BX004; and there was no detectable effect on % predicted FEV1.

Part 2 of the Phase 1b/2a trial will evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected in the third quarter of 2023.

In January 2022, we announced that we received an award of up to $5 million from the Cystic Fibrosis Foundation, or CF Foundation, in two tranches. The first tranche of $3 million, was received on December 21, 2021, as an equity investment. Upon completion of patient dosing in Part 1 of our Phase 1b/2a study of BX004 we had the right to receive the second tranche of $2 million, also as an equity investment. Following the results from Part 1 of the ongoing Phase 1b/2a trial, the CF Foundation agreed to make its second tranche investment of $2 million through its participation in the Company’s $7.5 million private placement. The funding provided by the CF Foundation will be used to support the development of BX004.

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

We are currently supporting a range of pre-clinical activities to move this program forward and working on evaluating timelines for a clinical trial.

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

Programs on hold

BX003 – Treatment of IBD and PSC

In November 2020, we combined our inflammatory bowel disease, or IBD and primary sclerosing cholangitis, or PSC programs to create a single product candidate called BX003, which targets K. pneumoniae to treat both diseases. Previously, we had separate candidates named BX002 and BX003. In February 2021, a Phase 1a pharmacokinetic study of BX002 demonstrated that it was safe and well-tolerated with no serious adverse events, and with high concentrations of viable phage delivered to the gastrointestinal tract.

On November 15, 2021, we announced that we have paused development efforts for BX003 due to prioritizing resources towards our CF and AD programs, and we cannot provide guidance on resuming its development.

CRC

We are developing synthetically engineered phage to target bacteria found in colorectal tumors. We observed in vitro and in vivo that phage can be used to target Fusobacterium nucleatum, which is commonly found in colorectal tumors. Our goal is to use phage to deliver payload genes, such as those encoding immunostimulatory proteins, to tumors and eradicate the bacteria. We have successfully engineered an IL-15 gene into F. nucleatum phage.

On November 15, 2021, we announced that we have paused development efforts for this program due to prioritizing resources towards our CF and AD programs, and we cannot provide guidance on resuming its development.

Discontinued programs

BX001 – Treatment of Acne

BX001 is a topical gel developed to modify skin appearance in a range of skin types, including acne-prone skin, using naturally occurring phage that target Cutibacterium acnes, or C. acnes. A 4-week Phase 1 clinical study demonstrated that BX001 was safe, well-tolerated, and significantly reduced C. acnes levels for the high dose compared to the placebo. A 12-week Phase 2 clinical study on 140 women with mild-to-moderate acne vulgaris found that BX001 was well-tolerated, and a statistically significant improvement in the appearance of acne-prone skin was observed. However, there was no meaningful difference demonstrated compared to the placebo arm of the study. As a result, we decided to discontinue the program.

Our Strategy

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and optimally combine different phage, both naturally occurring and generated using synthetic engineering, to develop these treatments. We intend to continue to:

●	Investigate clinical safety and efficacy of our lead phage-based product candidates in CF;

●	Identify new pathogenic bacteria to be targeted by phage therapy for our existing indications and possible new indications; and

●	Develop and partner microbiome-based biomarker tests, based on our proprietary XMarker platform, that can be used for disease diagnosis or as companion diagnostics.

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

BOLT is designed to allow the rapid development of optimized phage cocktails. These cocktails may be comprised of naturally-occurring or synthetically engineered phage. The cocktail contains phage with complementary features and is optimized for multiple characteristics such as broad target host range, ability to prevent resistance, biofilm penetration, stability and ease of manufacturing. Pre-clinical development of the optimized phage cocktail is anticipated to require 1-2 years.

We combine multiple technologies that originate from the laboratories of our scientific founders and that were developed internally. Technologies that were developed by its scientific founders are described in leading scientific journals. One of our scientific founders, Professor Rotem Sorek, a Professor in the Department of Molecular Genetics at the Weizmann Institute of Science, or WIS, is a world leader in phage genomics and bacterial defense mechanisms. Another scientific founder, Professor Eran Elinav, a Professor in the Department of Immunology at the WIS, is an expert in investigating the link between the microbiome and human health and disease. Our third scientific founder, Professor Timothy K. Lu, is a world leader in synthetic biology approaches to engineering gene circuits and phage, leading the Synthetic Biology Group in the Department of Electrical Engineering and Computer Science and the Department of Biological Engineering at the Massachusetts Institute of Technology.  In addition, through the acquisition of the privately held Israel-based company, RondinX Ltd. in 2017, we gained access to high throughput genomic analyses techniques developed by Professor Eran Segal, a leading computational biologist from the Department of Computer Science and Applied Mathematics at the WIS. The combination of the technologies and expertise from these leaders in each of their respective fields is critical in enabling us to focus on treating complex human diseases and conditions by precise manipulation of the microbiome.

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

Patent portfolio

Our patent portfolio consists of owned patent applications, as well as both licensed and co-owned patent applications (that are also licensed). See “Risk Factors — Risks Related to our Licensed and Co-Owned Intellectual Property.” For some of these applications, prosecution has not started, and others are in the early stages of prosecution in the United States and in selected jurisdictions outside of the United States. We solely own four patent families. We co-own one US patent family with Keio University in Tokyo, Japan, or Keio, one international patent family (United States, Australia, Brazil, Canada, European Patent Office national filings) with Yeda Research and Development Company Limited, or Yeda, and one international patent family (United States, Europe) with both Keio and Yeda. We have an exclusive license from Yeda and Keio for these co-owned patent applications. We have exclusive licenses from Yeda or Keio for the rest of the patents and patent applications in its portfolio.

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

IBD

We solely own one patent family (PCT stage), co-own with Keio one US patent family and co-own with Keio and Yeda one international patent family (United States, Europe), containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage useful to treat IBD and other diseases of the gastrointestinal tract, methods of use for these bacteriophage combinations, methods of identifying patients who will respond to these bacteriophage combinations, and methods of treating IBD by targeting bacterial strains discovered to cause or contribute to that disease.

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

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. In August 2022, the Inflation Reduction Act authorized Medicare to negotiate drug prices for certain high expenditure, single source Medicare part B or D drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States, cosmetics are not generally eligible for coverage and reimbursement and thus any products that are marketed as cosmetics will not be covered or reimbursed. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our products could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Employees

As of December 31, 2022, we had 54 full-time employees and 11 part time employees. Sixteen of our employees have Ph.D. or M.D. degrees and 50 of our employees are currently engaged in research and development and clinical activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be very strong.

In May 2022, we announced, as part of our corporate restructuring plan, our intention to reduce our operating costs, including a 50% reduction in personnel, while prioritizing our ongoing CF program.

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

Corporate Information

The mailing address of our principal executive office is 22 Einstein St., Floor 4, Ness Ziona, Israel 7414003 and the telephone number is (972) 72-394-2377. Our corporate website address is www.biomx.com. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report:

Name	Age	Position
Jonathan Solomon	46	Chief Executive Officer and Director
Assaf Oron	48	Chief Business Officer
Dr. Merav Bassan	57	Chief Development Officer
Marina Wolfson	39	Chief Financial Officer

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

Marina Wolfson has served as the Chief Financial Officer of the Company since April 2022. Ms. Wolfson served in several finance and operations roles in the Company from December 2019 to March 2022. Ms. Wolfson’s experience includes working with large pharmaceutical and hi-tech companies, as well as venture capital funds. Prior to joining the Company, Ms. Wolfson worked as Vice President of Finance at BioView Ltd. (TASE:BIOV) from 2010 to 2019 and a senior auditor at Ernst & Young, from 2007 to 2010. Ms. Wolfson is a certified public accountant in Israel and holds a B.A in Economics and Accounting (with honors) and an MBA (with honors, specializing in finance) from Ben-Gurion University.

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

We are a clinical-stage biopharmaceutical company with limited operating history. We have incurred losses in each year since BiomX Ltd.’s inception in 2015. As of December 31, 2022, our accumulated deficit was $136.8 million, and we expect to incur increasingly significant losses for the foreseeable future. Preclinical development and clinical trials and activities are costly. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development and clinical trials for our product candidates. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term. For the years ended December 31, 2022 and 2021, we had losses from operations of $27.2 million and $35.5 million, respectively. We anticipate that the level of our expenses will continue to be significant if and as we:

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

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $32.3 million, and we have had recurring losses from operations and negative operating cash flows since inception. We will need to raise additional capital in the future to support our operations and product development activities. In the near term, we expect to continue to fund our operations and other development activities relating to additional product candidates from the cash held by us, governmental and other grants and through future equity and debt financing. In February 2023, we closed the first part of a private investment in public equity, or PIPE, financing, raising approximately $1.5 million in gross proceeds. The second closing for the PIPE is contingent upon approval of the issuance of the securities to be issued therein by the Company’s stockholders in accordance with NYSE American rules, which is expected to take place in the second quarter of 2023. If such second closing occurs, we expect to raise an additional $6 million in gross proceeds. In connection with our efforts to raise additional capital, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on December 11, 2020. In addition, on December 4, 2020, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. Through March 24, 2023, we sold an aggregate of 983,184 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5,693,968. We may continue to sell shares under the Sale Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time, as we did in July 2021. We may also raise funds privately, as we did in the PIPE investment in February 2023, which is still pending completion, as well as in other cases in 2021. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we enter into a collaboration for one or more of our current or future product candidates at an earlier development stage, the terms of such a collaboration will likely be less favorable than if we were to enter the collaboration in later stages or if we commercialized the product independently. If we raise additional funds through equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights or cause significant dilution to our stockholders. If we raise additional capital through debt financing, it would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights.

If the second closing of the PIPE does not occur for any reason and/or additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan and may be required to delay our clinical development. While we believe that our existing cash and cash equivalents, together with our existing resources, will be sufficient to fund our planned operations until at least the middle of 2024, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

The terms of our term loan agreement with Hercules place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any additional debt could further restrict our ability to operate our business.

In August 2021, we entered into a term loan agreement, or the Hercules Loan Agreement, providing for a term loan in an aggregate principal amount of up to $30.0 million, subject to funding in three tranches and subject to certain terms and conditions. We received the first tranche of $15.0 million promptly after signing the agreement in August 2021. The second tranche of $10.0 million did not become available to us since certain milestones were not met. A third additional tranche in the amount of $5 million could become available to us to borrow upon the occurrence of certain milestone events until September 2023; however, we do not expect such milestones to occur. Our obligations under the Hercules Loan Agreement are secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Preclinical studies of our product candidates, such as BX004 and BX005, including studies in animal disease models in the case of BX003 and other studies, may not accurately predict the safety of the product candidate such that further human clinical trials would be allowed to proceed. In particular, promising preclinical testing suggesting the potential efficacy of prototype phage products may not predict the ability of these products to address conditions in the human clinical settings. For example, while we have studied phage activity in vitro and in vivo, in the case of BX003, these results may not be replicated when our phage cocktails are administered to human subjects. Despite promising data in any preclinical studies, our phage technology may be found not to be efficacious when studied in clinical trials.

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

The development of our product candidates requires that we isolate, select, optimize and combine a number of phage that target the desired bacteria for that product candidate. The selection of phage for any of our product candidates is based on a variety of factors, including, without limitation, the ability of the selected phage, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phage with the same part of the bacterial targets, the ability of the combined phage to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phage, intellectual property rights of third parties, and other factors. While we have selected an initial formulation of BX004, there can be no assurance that this initial formulation will be the final formulations of this product candidate for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we spent significant time and resources developing our BX001 product candidate, which we discontinued.

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

We intend to continue to rely on our BOLT (BacteriOphage Lead to Treatment) proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

Our BOLT platform enables us to rapidly develop, manufacture and formulate phage therapy candidates targeting particular pathogenic bacteria and incorporates our experience over the past six years with process refinement and implementation of technological advancements. For a given indication, the platform will allow for the completion of a clinical proof of concept study in patients, meaning Phase 2 results, within approximately 12-18 months from project initiation; however in certain indications the length of clinical proof of concept may be longer depending on the indication, identity of target bacteria, recruitment rate, cohort size and other factors, and we may not achieve clinical proof of concept on that timeline, or at all. We are initially aiming to complete a clinical proof of concept study in patients within approximately 12-18 months from project initiation in our cystic fibrosis and atopic dermatitis programs. We have limited experience with our BOLT platform and may not achieve the benefits we anticipate. To the extent we utilize our resources to further develop our BOLT platform, we may become more dependent on its success.

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

We may need to grow the size of our organization and may experience difficulties in managing this growth.

As our research, development, manufacturing and commercialization plans and strategies develop as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring additional employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have generated total annual gross revenue of at least $1.235 billion; (b) the last day of our fiscal year following the fifth anniversary of the completion of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; or (d) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We shall cease to be an emerging growth company commencing on January 1, 2024.

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

In the United States, we may seek a Breakthrough Therapy Designation for some of our product candidates, including BX004 or another product candidate under development. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Breakthrough designation also provides sponsors with the potential for rolling review of a BLA. Designation as a breakthrough therapy is within the discretion of the FDA.

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

The Leahy-Smith America Invents Act, or the America Invents Act, provides for proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the USPTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the USPTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

Our research and development efforts have been financed, in part, through the grants that we have received from the Israeli Innovation Authority, or the IIA. We, therefore, must comply with the requirements of the Israel Encouragement of Research and Development in Industries, or the Research Law. For the years ended December 31, 2022 and 2021, we recorded grants totaling $1.1 million and $3.7 million, from the IIA, respectively. The grants represented 6.1% and 13.7% of our gross research and development expenditures for the years ended December 31, 2022 and 2021, respectively.

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

Through December 31, 2022, we had received an aggregate of $7.0 million in the form of grants from the IIA. BiomX Ltd. was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of our funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month LIBOR rate applicable to dollar deposits, as published on the first business day of each calendar year. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In September 2021, the Bank of Israel, which determines annual interest rates, published a directive which stated that annual interest at a variable rate linked to the LIBOR rate for loans in U.S. dollars will be replaced by the Secured Overnight Financing Rate, or the SOFR, in June 2023. While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR with SOFR would affect us, the implementation of SOFR may increase our financial liabilities to the IIA. Management continues to monitor the status and discussions regarding SOFR. We are not yet able to reasonably estimate the expected impact. As of December 31, 2022, the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $6.6 million. As part of funding our current and planned product development activities, we have submitted follow-up grant applications for additional grants.

These grants have funded some of our personnel, development activities with subcontractors, and other research and development costs and expenses. However, if these awards are not funded in their entirety or if additional grants are not awarded in the future, due to, for example, IIA budget constraints or governmental policy decisions, our ability to fund future research and development and implement technological improvements would be impaired, which would negatively impact our ability to develop our product candidates.

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

Notwithstanding such boycotts and other hostile actions, in August 2020, an agreement for the normalization of relations between Israel and the United Arab Emirates, or UAE, was reached and in September 2020 the Abraham Accords Peace Treaty was signed at the White House. The Accords officially established diplomatic relations between Israel and the UAE. This was shortly followed by an agreement for the normalization of ties between Israel and the Kingdom of Bahrain, which was signed in a Joint Communique between Israel and Bahrain in Manama, Bahrain in November 2020. In December 2020, Israel and Morocco established full diplomatic relations. And in January 2021, Sudan acceded to the Abraham Accords during the visit of then-U.S. Treasury Secretary Steven Mnuchin to Khartoum. These agreements have led to other trade and military alliances between Israel and neighboring Arab countries.

In addition, the Israeli government is currently pursuing extensive changes to Israel’s judicial system. This has sparked extensive political debate. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel, including due to reluctance of foreign investors to invest or transact business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to hire and preserve our employees and to raise additional funds.

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

We have limited experience manufacturing our product candidates for purposes of clinical trials for therapeutic indications or for non-therapeutic clinical studies or trials. We opened our own manufacturing facility at our headquarters in Ness Ziona, Israel in 2019. We cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

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

As of December 31, 2022, we had an aggregate of 13,652,974 warrants outstanding to purchase an aggregate of up to 9,215,475 shares of Common Stock with a weighted average exercise price of $9.51, certain of which are included in our outstanding units, certain of which were issued in private placements and certain of which are traded on the NYSE American under the symbol “PHGE.WS,” or the Outstanding Warrants, in each case subject to adjustment. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

In addition, as of December 31, 2022, we had outstanding vested and unvested options to purchase 4,769,441 shares of our Common Stock. To the extent any of these options are exercised, additional shares of Common Stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders. We plan to grant additional options and warrants in the future. The issuance of additional securities could also have an adverse effect on the market price of our Common Stock.

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

Our Common Stock and certain of our warrants currently trade on the NYSE American. If our Common Stock or warrants are subsequently delisted, we could face significant material adverse consequences, including:

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

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. For example, if the second part of the PIPE is completed, we will issue a significant amount of additional new shares of our Common Stock that, once registered for re-sale, will be freely tradeable. For example, if the second part of the PIPE is completed, we will issue a significant amount of additional new shares of our Common Stock that, once registered for re-sale, will be freely tradeable. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Common Stock, Public Units, and Public Warrants are traded on NYSE American under the symbols PHGE, PHGE.U and PHGE.WS, respectively.

Our shares of Common Stock were also traded on the Tel Aviv Stock Exchange under the symbol “PHGE”. We voluntary delisted from the Tel Aviv Stock Exchange in October 2022.

Holders of Record

As of March 24, 2023, there were 33,181,773 issued and outstanding shares of our Common Stock held by 73 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We are a clinical stage microbiome product discovery company developing products using both natural and engineered phage technologies designed to target and destroy specific harmful bacteria associated with chronic diseases, such as CF and AD. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

Since BiomX Ltd.’s inception in 2015, we have devoted substantially all our resources to organizing and staffing our company, raising capital, acquiring rights to or discovering product candidates, developing our technology platforms, securing related intellectual property rights, and conducting discovery, research and development and clinical activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. As we advance our product candidates, we expect our expenses to remain significant. To date, we have funded our operations with proceeds from sales of Common Stock, preferred shares, warrants, governmental grants, collaboration agreements and debt. Through December 31, 2022, we had received gross proceeds of approximately $146 million from sales of our securities. To date, we received approximately $1,134,000 from our collaboration agreements and recorded a reduction from research and development expenses of $921,000.

In addition, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend on the successful development of, the receipt of regulatory approval for, and eventual commercialization of one or more of our product candidates. Our net losses were approximately $28.3 million and $36.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $136.8 million and expect that for the foreseeable future we will continue to incur significant expenses as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with in-licensing or acquiring additional product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our programs or ongoing or planned clinical trials of our product candidates. In May 2022, we announced, as part of our corporate restructuring plan, or the Corporate Restructuring, our intention to reduce our operating costs, including a 50% reduction in personnel, while prioritizing our ongoing CF program.

On December 31, 2022, we had cash, cash equivalents and restricted cash of $32.3 million. We believe that our existing cash and cash equivalents and short-term deposits, will enable us to fund our operating expenses and capital expenditure requirements until at least the middle of 2024, as discussed further below under “-Liquidity and Capital Resources”

Components of Our Consolidated Results of Operations

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

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2022	2021
	USD In thousands
BX001 (discontinued in 2021)	-	1,792
BX002/BX003	65	1,294
BX004	3,499	4,506
BX005	1,011	2,044
CRC	35	441
Salaries and related benefits (including stock-based compensation)	9,130	14,057
Depreciation	909	986
Rent and related expenses	1,101	1,008
Infrastructure & other unallocated research and development or R&D expenses	1,917	1,174
Less grants from the IIA and consideration from collaboration agreements	(1,423)	(4,626)
Total research and development expenses, net	16,244	22,676

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses reflect, among other things, programs that were discontinued or put on hold as well as new development programs. As a result, we expect that our research and development expenses will increase substantially over the next several years, particularly as we increase personnel costs, including stock-based compensation, contractor costs and facilities costs, as we continue to advance the development of our product candidates. We also may incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates.

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

We believe that our general and administrative expenses may increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance, directors’ and officers’ insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expenses in the future. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Amortization of intangible assets

Intangible assets consist of in-process research and development, amortized for a period of three years, that started on January 1, 2020.

Other income

Other income consists of proceeds from sub-leasing a portion of our office space in Ness Ziona, Israel starting in August 2022.

Interest expenses

Interest expense consists of interest incurred under the Hercules Loan Agreement.

Financial expenses, net

Financial expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on our bank deposits and money market funds.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	USD In thousands
R&D expenses, net	16,244	22,676
Amortization of intangible assets	1,519	1,519
General and administrative expenses	9,456	11,267
Operating loss	27,219	35,462
Interest expenses	2,069	699
Financial income, net	(902)	(2)
Other income	(134)	-
Tax expenses	65	67
Net Loss	28,317	36,226

R&D expenses, net (net of grants received from the IIA and consideration from research collaborations) were $16.2 million for the year ended December 31, 2022, compared to $22.7 million for the year ended December 31, 2021. The decrease of $6.5 million, or 29%, in the year ended December 31, 2022 compared to the prior year, is primarily due to the following:

●	a decrease of $4.9 million in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result of the Corporate Restructuring;

●	a decrease of $1.0 million due to delays in the development of BX005, the product candidate for the treatment of AD;

●	a decrease of $1.2 million due to the pause in the development of BX003, the product candidate for the treatment of IBD and PSC; and

●	a decrease of $1.8 million due to the discontinuation in the development of BX001, the product candidate for the treatment of acne;

These were partially offset by a decrease in IIA grants of $2.6 million. We recorded grants from the IIA totaling $1.1 million and $3.7 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Amortization of intangible assets remained consistent from 2021 to 2022.

General and administrative expenses were $9.5 million for the year ended December 31, 2022, compared to $11.3 million for the year ended December 31, 2021. The decrease of $1.8 million, or 16%, is primarily due to the following:

●	a decrease of $0.9 million in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result of the Corporate Restructuring; and

●	a decrease of $0.5 million in recruitment and employee related expenses due to the Corporate Restructuring;

Interest expenses were $2.1 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021. The increase of $1.4 million, or 200%, is due interest payments accrued under the Hercules Loan Agreement, entered into in August 2021, in addition to the increase of the U.S. prime rate.

Financial income, net was $902,000 for the year ended December 31, 2022, compared to $2,000 for the year ended December 31, 2021. The increase of $900,000 is primarily due to appreciation of the U.S. dollar against the NIS and due to the rising interest rates, which resulted in higher interest income.

 Other income was $134,000 for the year ended December 31, 2022. The Company had no other income for the year ended December 31, 2021. The increase of $134,000, or 100%, is due to a sublease agreement for a portion of our office space in Ness Ziona, Israel entered into in August 2022 following our Corporate Restructuring.

Liquidity and Capital Resources

Sources of Liquidity

Since BiomX Ltd.’s inception in 2015, we have not generated any revenue from sales of our products and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our Common Stock, preferred shares and warrants, venture debt, IIA grants and funds from collaboration agreements and through the Business Combination. Through December 31, 2022, we had received gross cash proceeds of approximately $146 million from sales of our Common Stock and preferred shares. In August 2021, we borrowed $15.0 million under the Hercules Loan Agreement. In addition, in 2022 and 2021 we received approximately $1.9 million and $3.2 million from our collaboration agreements and grants from the IIA, respectively.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

On December 4, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on December 11, 2020. In addition, on December 4, 2020, we entered into the Sale Agreement, with Jefferies, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies. We are not obligated to make any sales of Common Stock under the Sale Agreement. Through December 31, 2022, we sold an aggregate of 983,184 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5.7 million. From January 1, 2023 through March 24, 2023, we did not sell any shares. Subject to any limitations on aggregate amounts as a result of the value of our Common Stock owned by non-affiliates that are imposed by SEC regulations, we may continue to sell shares under the Sale Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time.

On August 16, 2021 we entered into the Hercules Loan Agreement with Hercules, with respect to a venture debt facility. Under the Hercules Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30 million, available in three tranches, subject to certain terms and conditions. The first tranche of $15 million was advanced to the Company on the date the Hercules Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, we could receive a loan in the aggregate principal amount of up to $10 million. However, such milestones for such tranche and for the extension of the period of interest only payments to September 1, 2023 did not occur by December 31, 2022 and have expired. Additionally, upon the occurrence of specified milestones and continuing through September 30, 2023, we might be entitled to borrow a loan in the aggregate principal amount of up to $5 million. However, we do not expect that such milestones will occur by September 30, 2023. The Company is required to make interest only payments through March 1, 2023, and is required to repay the principal balance and interest in monthly installments through September 1, 2025.

On February 22, 2023, we entered into a securities purchase agreement to issue and sell an aggregate of 30,608,163 shares of its common stock (or pre-funded warrants, and collectively, the “Securities”) at a price of $0.245 per share or $0.244 per pre-funded warrant, through a private investment in public equity, also referred to as PIPE, financing. The gross proceeds from this offering are expected to be approximately $7.5 million, before deducting issuance costs. The financing is expected to close in two parts. The first closing, which covers 5,975,918 Securities for gross proceeds of $1.5 million, occurred on February 27, 2023. The second closing for the remaining Securities, which is contingent upon approval of the issuance of the additional Securities by our stockholders in accordance with NYSE American rules, is expected to take place in the second quarter of 2023.

We believe that our existing cash resources will be sufficient to meet our capital requirements and fund our operations for at least until the middle of 2024. In the future, in addition to the remaining funds under the PIPE, we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as we are doing now with the Sale Agreement and the Hercules Loan Agreement. If certain disruptions due to, for instance, the Russia–Ukraine military conflict, or the Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions.

We have no other commitments to obtain additional financing, other than with respect to the closing of the second part of the PIPE, and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products as well as the ability to continue to maintain controls over our operating expenditures.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021
	USD In thousands
Net cash used in operating activities	(29,092)	(27,573)
Net cash provided by (used in) investing activities	(2,107)	16,173
Net cash provided by financing activities	292	37,280
Effect of exchange rate changes on cash and cash equivalents and restricted cash	106	(25)
Net increase (decrease) in cash and cash equivalents	(30,801)	25,855

Operating Activities

During the year ended December 31, 2022, operating activities used $29.1 million of net cash, primarily due to a net loss of $28.3 million and by net cash used by changes in our operating assets and liabilities of $4.4 million and non-cash charges of $3.7 million. Non-cash charges for the year ended December 31, 2022, mainly consisted of stock-based compensation expenses of $1.5 million and depreciation and amortization of $2.5 million. Net changes in our operating assets and liabilities for the year ended December 31, 2022, consisted primarily of a decrease in trade account payables of $2.0 million and a decrease in other account payables of $3.3 million, partially offset by a decrease in other current assets of $1.0 million.

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

Investing Activities

During the year ended December 31, 2022, investing activities used in net cash of $2.1 million, mainly consisting of investment in short-term deposits of $13.5 million, partially offset by proceeds from withdrawal of short-term deposits of $11.5 million.

During the year ended December 31, 2021, investing activities provided net cash of $16.2 million, mainly consisting of proceeds from withdrawal of short-term deposits of $19.8 million, partially offset by purchases of property and equipment of $3.7 million, primarily laboratory equipment and leasehold improvements.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we recognize gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net. As of December 31, 2022, we had outstanding foreign exchange contracts in the amount of approximately $4.5 million with a fair value liability of $55,000. As of December 31, 2021, we had outstanding foreign exchange contracts in the amount of approximately $4.2 million, with a fair value asset of $62,000.

Financing Activities

During the year ended December 31, 2022, financing activities provided net cash of $0.3 million, mainly consisting of $0.3 million due to issuances of Common Stock under the Sale Agreement.

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

Government Grants and Related Royalties

The Government of Israel, through the IIA, encourages research and development projects by providing grants. We may receive grants from the IIA at the rates that range from 20% to 50% of the research and development expenses, as prescribed by the research committee of the IIA. Through December 31, 2022, we had received an aggregate of $6.9 million in the form of grants from the IIA. BiomX Ltd was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of its funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval.

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

As of December 31, 2022, no sales were generated and the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $6.6 million. As part of funding our current and planned product development activities, we have submitted follow-up grant applications for new grants.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements until at least the middle of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through public or private sales of our equity, including under the Sale Agreement or the second part of the PIPE, loans, including the second and/or third tranches under the Hercules Loan Agreement, milestone payments, possibly additional grants from the IIA or other government or non-profit institutions and other outside funding sources. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market volatility resulting from the COVID-19 pandemic, armed conflicts such as in Ukraine or other disruptions, market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. For more information regarding the risks related to our outlook, see “Risk Factors — Risks Related to Our Business, Technology and Industry.”

Foreign Exchange Contracts

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS. As of December 31, 2022 and 2021, we had outstanding foreign exchange contracts in the nominal amount of approximately $4.5 million and $4.2 million, respectively.

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

We estimate the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). We determine the fair value per share of the underlying stock by taking into consideration our most recent sales of stock. BiomX Ltd. has historically been a private company and lacks company-specific historical and implied volatility information of its stock. We used an average historical stock price volatility based on a combined weighted average of our historical average volatility and that of a selected peer group of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as we do not have a sufficient historical trading history of our Common Stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. We have historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of our operations.

Intangible assets

In-process research and development acquired in a business combination were recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

We accounted for the acquisition of RondinX Ltd. using the acquisition method of accounting, which required us to estimate the fair values of the assets acquired and liabilities assumed. This included acquired in-process research and development and contingent consideration. Adjustments to the fair value of contingent consideration are recorded in earnings. On January 1, 2020, the in-process R&D efforts were completed. The Company had determined the useful life of the R&D assets for three years and began amortizing these assets accordingly in the financial statements. As of December 31, 2022, the intangible asset was fully amortized.

We review these intangible assets at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our first registration statement filed under the Securities Act, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our shares held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. We shall cease to be an emerging growth company commencing on January 1, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on the aforementioned evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption for emerging growth companies provided in the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

We intend to file a definitive proxy statement for our 2023 Annual General Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

Other Information

The remaining information required by this item will be included in our 2023 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity incentive plans, the 2015 Employee Stock Option Plan, or the 2015 Plan, and the Chardan Healthcare Acquisition Corp. 2019 Equity Incentive Plan, or the 2019 Plan. In October 2019, in connection with the Business Combination, we assumed the 2015 Plan with respect to each outstanding equity award thereunder. Although no shares of our Common Stock are available for future issuance under the 2015 Plan, the 2015 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2022, options to purchase 2,110,800 shares of our Common Stock remained outstanding under the 2015 Plan.

The 2019 Plan was adopted by the Board of Directors and approved by our stockholders in connection with the Business Combination. As of December 31, 2022, there were 380,189 shares of our Common Stock available for issuance under the 2019 Plan. The aggregate number of shares of our Common Stock available for issuance pursuant to the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2023, 1,199,291 additional shares of our Common Stock were made available for issuance pursuant to the 2019 Plan.

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2022, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – Note 13B – Stock-Based Compensation.

	Equity Compensation Plan Information
	December 31, 2022
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,658,641	3.49	380,189
Equity compensation plans not approved by security holders	2,110,800	2.23
Total	4,769,441	2.93	380,189

The other information required by this item will be included under the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

EXHIBIT INDEX

Exhibit	Description
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 9, 2022)
3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.5	Warrant Agreement, dated December 13, 2018 between Continental Stock Transfer & Trust Company and the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
4.6	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
4.7	Form of Pre-Funded Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)
10.1	Registration Rights Agreement dated October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.2**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 12, 2020)
10.3*	Research and License Agreement, dated June 22, 2015, between BiomX Ltd. and Yeda Research and Development Company Limited, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.4*	Exclusive Patent License Agreement, dated December 15, 2017, among BiomX Ltd., Keio University and JSR Corporation, as amended (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)

10.5*	Exclusive Patent License Agreement, dated April 22, 2019, among BiomX Ltd., Keio University and JSR Corporation (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.6**	Chardan Healthcare Acquisition Corp. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.7**	2015 Employee Stock Option Plan for Key Employees of BiomX Ltd., as amended (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.8	Registration Rights Agreement, dated December 13, 2018, among the Company and the initial stockholders and Chardan Capital Markets, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
10.9**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.10**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.11**	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.12*	An addendum to a lease agreement dated from May 25, 2017, dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.13*	A lease agreement dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS, Nova Measuring Systems Ltd. and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.14	Open Market Sale AgreementSM, dated December 4, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 4, 2020).
10.15	Loan and Security Agreement dated August 16, 2021 by and among BiomX, Inc., BiomX Ltd., RondinX Ltd. and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed by the Company on August 16, 2021)
10.16**	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon (Incorporated by reference to Exhibit 10.1 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.17**	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan (Incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.18**	Employment Agreement, dated January 1, 2017, between BiomX Ltd. (formerly MBcure Ltd.) and Assaf Oron. (Incorporated by reference to Exhibit 10.3 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.19	Form of Securities Purchase Agreement dated February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.20	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
21.1	Subsidiaries of Company (Incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
**	Indicates a management contract or a compensatory plan or agreement.
***	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: March 29, 2023	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Solomon	Chief Executive Officer	March 29, 2023
Jonathan Solomon	(Principal Executive Officer) and Director

/s/ Marina Wolfson	Chief Financial Officer	March 29, 2023
Marina Wolfson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell Greig	Chairman of the Board of Directors	March 29, 2023
Dr. Russell Greig

/s/ Alan Moses	Director	March 29, 2023
Dr. Alan Moses

/s/ Lynne Sullivan	Director	March 29, 2023
Lynne Sullivan

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BiomX Inc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 29, 2023

We have served as the Company's auditor since 2021.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

		As of December 31,
	Note	2022	2021
ASSETS

Current assets
Cash and cash equivalents		31,332	62,099
Restricted cash		962	996
Short-term deposits	3	2,000	-
Other current assets	4	2,587	3,543
Total current assets		36,881	66,638

Non-current assets
Operating lease right-of-use assets	8	3,860	4,139
Property and equipment, net	5	4,790	5,694
Intangible assets, net	7	-	1,519
Total non-current assets		8,650	11,352
		45,531	77,990

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

		As of December 31,
	Note	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables		820	2,795
Current portion of lease liabilities	8	687	819
Contract liability	13A	-	1,976
Other account payables	9	2,150	5,453
Current portion of long-term debt	12	4,282	-
Total current liabilities		7,939	11,043

Non-current liabilities
Contract liability		1,976	-
Long-term debt, net of current portion	12	10,591	14,410
Operating lease liabilities, net of current portion	8	3,798	4,787
Other liabilities	6, 11	188	215
Total non-current liabilities		16,553	19,412

Commitments and Contingencies	11

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of December 31, 2022 and December 31, 2021. No shares issued and outstanding as of December 31, 2022 and December 31, 2021.		-	-
Common stock, $0.0001 par value (“Common Stock”); Authorized - 120,000,000 shares as of December 31, 2022 and 60,000,000 shares as of December 31, 2021. Issued – 29,982,282 and 29,753,238 as of December 31, 2022 and 2021, respectively. Outstanding - 29,976,582 and 29,747,538 as of December 31, 2022 and 2021, respectively.	13	2	2

Additional paid in capital		157,838	156,017
Accumulated deficit		(136,801)	(108,484)
Total Stockholders’ equity		21,039	47,535
		45,531	77,990

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

		Year ended December 31,
	Note	2022	2021

Research and development (“R&D”) expenses, net	14	16,244	22,676
Amortization of intangible assets		1,519	1,519
General and administrative expenses	15	9,456	11,267

Operating loss		27,219	35,462

Other income		(134)	-
Interest expenses		2,069	699
Financial income, net	16	(902)	(2)

Loss before tax		28,252	36,159

Tax expenses	17	65	67

Net Loss		28,317	36,226

Basic and diluted loss per share of Common Stock	18	0.95	1.39

Weighted average number of shares of Common Stock outstanding, basic and diluted		29,854,003	26,007,947

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	capital	deficit	equity

Balance as of December 31, 2020	23,264,637	2	129,725	(72,258)	57,469

Exercise of stock options	84,239	*	130	-	130
Exercise of warrants (**)	362,383	*	-	-	-
Issuance of Common Stock under Open Market Sales Agreement, net of $158 issuance costs (***)	743,964	*	5,188	-	5,188
Issuance of Common Stock under Securities Purchase Agreement (“SPA”), net of $1,235 issuance costs (***)	3,750,000	*	13,765	-	13,765
Issuance of Common Stock under Stock Purchase Agreement with Maruho, net of $52 issuance costs (***)	375,000	*	972	-	972
Issuance of Common Stock under Securities Purchase Agreement with CF Foundation (***)	1,167,315	*	3,000	-	3,000
Stock-based compensation expenses	-	-	3,237	-	3,237
Net loss	-	-	-	(36,226)	(36,226)

Balance as of December 31, 2021	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement net of $8 issuance costs (***)	229,044	*	273	-	273
Stock-based compensation expenses	-	-	1,529	-	1,529
Proceeds on account of shares			19		19
Net loss	-	-	-	(28,317)	(28,317)

Balance as of December 31, 2022	29,976,582	2	157,838	(136,801)	21,039

(*)	Less than $1.

(**)	See Note 13B(1).

(***)	See Note 13A.

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2022	2021

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(28,317)	(36,226)

Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	2,520	2,565
Stock-based compensation	1,529	3,237
Amortization of debt issuance costs	463	185
Finance expenses (income), net	(842)	25
Changes in other liabilities	(27)	(486)
Capital loss, net	10	24

Changes in operating assets and liabilities:
Other current assets	956	33
Trade account payables	(1,975)	427
Contract liability	-	1,976
Other account payables	(3,303)	665
Net change in operating leases	(106)	2
Net cash used in operating activities	(29,092)	(27,573)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	(13,500)	-
Proceeds from short -term deposits	11,500	19,851
Purchase of property and equipment	(112)	(3,682)
Proceeds from sale of property and equipment	5	4
Net cash provided by (used in) investing activities	(2,107)	16,173

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	273	5,188
Issuance of Common Stock under registered direct offering, net of issuance costs	-	17,737
Proceeds from long-term debt, net of issuance costs	-	14,225
Proceeds on account of shares	19	-
Exercise of stock options	-	130
Net cash provided by financing activities	292	37,280

Increase (decrease) in cash and cash equivalents and restricted cash	(30,907)	25,880

Effect of exchange rate changes on cash and cash equivalents and restricted cash	106	(25)

Cash and cash equivalents and restricted cash at the beginning of the year	63,095	37,240

Cash and cash equivalents and restricted cash at the end of the year	32,294	63,095

The accompanying Notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2022	2021

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	31,332	62,099
Restricted cash	962	996
Total cash and cash equivalents and restricted cash	32,294	63,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,554	399
Taxes paid	65	67

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Property and equipment purchases included in accounts payable and other payables	-	858
Right-of-use assets obtained in exchange for new operation lease liabilities	-	95

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

On October 29, 2019, the Company merged with BiomX Israel, who survived the merger as a wholly owned subsidiary of BiomX Inc. The Company acquired all outstanding shares of BiomX Israel. In exchange, shareholders of BiomX Israel received 15,069,058 shares of the Company’s Common Stock, representing 65% of the total shares issued and outstanding after the acquisition (“Recapitalization Transaction”). BiomX Israel was deemed the “accounting acquirer” due to the largest ownership interest in the Company. The Company’s shares of Common Stock, units, and warrants are traded on the NYSE American under the symbols PHGE, PHGE.U, and PHGE.WS, respectively.

On February 6, 2020, the Company’s Common Stock also began trading on the Tel-Aviv Stock Exchange. On July 6, 2022, the Company announced a voluntary delisting of its shares of Common Stock from the Tel-Aviv Stock Exchange which became effective on October 6, 2022.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, focusing its efforts at this point on cystic fibrosis and to a lesser degree on atopic dermatitis. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel. See note 19 for further information regarding the Company’s R&D plan.

B.	COVID-19

The COVID-19 pandemic, declared a global pandemic by the World Health Organization on March 12, 2020, led to significant restrictions on travel and business operations worldwide, resulting in disruptions to our business throughout 2021 and 2022. The Company has implemented measures to protect the health and safety of its employees and clinical trial participants, and these measures may change based on government recommendations or its own assessment of the situation. While COVID-19 has not materially impacted the Company’s results of operations as of December 31, 2022, the potential impact on the Company’s future research and development activities, clinical trials and results of operations is uncertain, including the Company's ability to fulfill its clinical trial enrollment needs. The Company cannot predict the duration or long-term effects of the pandemic on its business and operations. The Company will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

C.	Liquidity:

To date, the Company has not generated revenue from its operations. Based on the Company’s current cash and commitments, management believes that the Company’s current cash and cash equivalents are sufficient to fund its operations for more than 12 months from the date of issuance of these consolidated financial statements and sufficient to fund its operations necessary to continue development activities. See note 20B regarding Securities Purchase Agreement entered into in February 2023.

Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay or reduce its research and development programs. If there are further increases in operating costs for facilities expansion, research and development and clinical activity, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. On May 24, 2022, the Company announced a corporate restructuring (the “Corporate Restructuring”), intended to extend the Company’s capital resources, while prioritizing the Company’s ongoing cystic fibrosis program and delaying the Company’s atopic dermatitis program. See note 19 for further information.

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

C.	Functional currency and foreign currency translation

Transactions and balances originally denominated in U.S. dollars (“USD”) are presented at their original amounts. Balances in non-USD currencies are translated into USD using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-USD transactions and other items in the statements of income (indicated below), the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in financial expenses (income), net as appropriate. The functional currency of the Company is USD.

D.	Cash and cash equivalents and restricted cash

The Company considers cash equivalents to be all short-term, highly liquid investments, which include money market funds, that are not restricted as to withdrawal or use, and short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. Restricted cash consists of funds that are contractually restricted to a credit line for outstanding short-term foreign exchange contracts and bank guarantee due to rental agreements. The Company has presented restricted cash separately from cash and cash equivalents in the consolidated balance sheets. The Company includes its restricted bank deposits in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the combined statement of cash flows.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Concentrations of credit risk

Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and short-term deposits. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. Most of the Company’s cash and cash equivalents and bank deposits are invested in USD instruments with major banks in the U.S. and Israel. Management believes that the credit risk with respect to the financial institutions that hold the Company’s cash and cash equivalents and bank deposits is low. Refer to Note 2K.

F.	Property and equipment

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets or terms of the related leases, as follows:

Estimated Useful Lives

Laboratory equipment	7 years
Computers and software	3 years
Equipment and furniture	15 years
Leasehold improvements	Shorter of lease term or useful life

G.	Intangible assets

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

H.	Long-lived assets

In accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. For the years ended December 31, 2022 and 2021, no impairment expenses were recorded.

I.	Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a yearly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2022 and 2021.

J.	Derivative activity

The Company uses foreign exchange contracts (option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the consolidated statements of operations. As of December 31, 2022, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,547 with a fair value liability of $55. As of December 31, 2021, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,180 with a fair value asset of $62.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

K.	Fair value of financial instruments

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

There were no changes in the fair value hierarchy levelling during the years ended December 31, 2022 and 2021.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	27,824	-	-	27,824

	27,824			27,824
Liabilities:
Contingent consideration	-	-	148	148
Foreign exchange contracts payable	-	55	-	55
	-	55	148	203

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	30,007	-	-	30,007
Foreign exchange contracts receivable		62		62
	30,007	62	-	30,069
Liabilities:
Contingent consideration	-	-	175	175
	-	-	175	175

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

K.	Fair value of financial instruments (Cont.)

Refer to Note 13A regarding the fair value of the financial instrument that resulted from an agreement with the Cystic Fibrosis Foundation (“CF Foundation”).

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 2.42% to 3.99%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the years ended December 31, 2022 and 2021 resulted mainly from revaluation.

L.	Defined contribution plans

Under Israeli employment laws, employees of BiomX Israel are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of operations as and when the services are received from the Company’s employees. Total expenses with respect to these contributions were $562 and $689 for the years ended December 31, 2022 and 2021, respectively. The Company expects to contribute approximately $430 in the year ending December 31, 2023 to insurance companies in connection with its expected severance liabilities for the year.

For U.S. employees the Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of BiomX Inc in the U.S. who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

The Company has not elected to match any of the employee’s deferral. During the years ended December 31, 2022 and 2021 the Company did not record any expenses for 401(k) match contributions.

M.	Financial instruments

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity’s own stock, and qualifies for classification within equity. All warrants issued by the Company are classified within stockholders’ equity as “Additional paid-in capital”. Equity classification is permitted when warrants are indexed to the Company’s own shares and meet the classification requirements for stockholders’ equity classification of ASC 815-40, Accounting Standards Codification (“ASC 815-40”).

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

O.	Research and development costs

Research and development costs are charged to statements of operations as incurred. Royalty-bearing grants from the IIA are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

P.	Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year excluding ordinary shares purchased by the Company and held as treasury shares. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share.” Potentially dilutive shares of Common Stock were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

Q.	Stock compensation plans

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

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Q.	Stock compensation plans (Cont.)

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). The Company uses an average historical stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have a sufficient historical trading history of its own Common Stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

R.	Leases

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

S.	Treasury stock

Treasury shares are presented as a reduction of equity, at their cost to the Company.

T.	New accounting pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected not to use this extended transition period under the JOBS Act. The adoption dates referenced below reflect this election.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

T.	New accounting pronouncements (Cont.)

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity”. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption was permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach which resulted in no effect.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. The guidance is effective for the Company on January 1, 2022. The Company adopted the guidance on January 1, 2022, and has concluded the adoption did not have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company applied the guidance prospectively to all in-scope transactions beginning fiscal year 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for smaller reporting companies (as defined by the rules under the Securities Exchange Act of 1934, as amended) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company has concluded the adoption will not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company has concluded the adoption will not have a material impact on its consolidated financial statements.

NOTE 3 -	SHORT-TERM DEPOSITS

Short-term deposits represent time deposits placed with banks with original maturities of greater than three months but less than one year. Interest earned is recorded as finance income, net in the consolidated statements of operations during the years for which the Company held short-term deposits.

As of December 31, 2022, the Company had deposits in USD at Leumi Bank (Israel) that bore fixed annual interest of 4.3%. As of December 31, 2021, the Company had no deposits.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 -	OTHER CURRENT ASSETS

	As of December 31,
	2022	2021

Government institutions	90	337
Prepaid insurance	1,410	2,149
Other prepaid expenses	84	99
Grants receivables	567	888
Other	436	70
	2,587	3,543

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As of December 31,
	2022	2021

Computers and software	508	567
Laboratory equipment	3,847	3,752
Equipment and furniture	158	154
Leasehold improvements	2,987	2,987
Accumulated depreciation	(2,710)	(1,766)
	4,790	5,694

Substantially all of the Company’s non-current assets are concentrated in Israel.

Depreciation expenses were $1,001 and $1,046 in the years ended December 31, 2022 and 2021, respectively.

NOTE 6 -	ACQUISITION OF SUBSIDIARY

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. The share purchase agreement included a contingent consideration mechanism. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 567,729 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares of Common Stock authorized or outstanding as of the time the payment is due, or a combination of both, up to $32,000 within ten years from the closing of the agreement. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares of Common Stock.

The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy levelling during the years ended December 31, 2022 and December 31, 2021. Refer to Note 2K.

The consolidated financial statements as of December 31, 2022 and 2021 include a liability with respect to this agreement in the amount of $148 and $175, respectively, recorded as other liabilities.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 -	INTANGIBLE ASSETS, NET

Intangible assets acquired in the RondinX Ltd. acquisition (see Note 6) were determined to be in-process research and development (“R&D”). In accordance with ASC 350-30-35-17A, R&D assets acquired in a business combination are considered an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. On January 1, 2020, the in-process R&D efforts were completed. The Company had determined the useful life of the R&D assets for three years and began amortizing these assets accordingly. The intangible asset was fully amortized as of December 31, 2022. Amortization expense recorded in the consolidated statements of operations was $1,519 for each of the years ended December 31, 2022 and 2021. Based on management’s analysis, there were no indicators for impairment for the year ended December 31, 2021.

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

In September 2020, BiomX Israel entered into a third lease agreement for office space in Ness Ziona, Israel for five years beginning on September 1, 2020, with an option to extend for an additional period until November 30, 2030. This agreement supersedes the abovementioned May 2017 and September 2019 lease agreements and sets the prior lease agreements’ end date to March 31, 2021. Monthly lease payments under the new lease agreement are approximately $50. As part of the agreement, BiomX Israel was exempted from monthly payments under the new agreement until January 15, 2021. In addition, the lessor reimbursed BiomX Israel for costs incurred for leasehold improvements by a pre-defined amount. BiomX Israel will pay back the reimbursed amount with interest during the entire contract term. As a result, the Company recognized a lease incentive asset in an amount of $1,030 that is deducted from the operating lease right-of-use asset. The operating lease right-of-use assets and operating lease liabilities contemplate the option period. As a part of the agreement, BiomX Israel provided a bank guarantee to the landlord in the amount of approximately $270, representing four monthly lease and related payments.

On October 1, 2020, the Company entered into a lease agreement for office space in Branford, Connecticut, U.S., for 25 months beginning on October 5, 2020. Monthly lease payments under the agreement are approximately $4. As part of the agreement, the Company deposited $8 as a security, representing two monthly lease and related payments. The agreement ended in October 2022.

In August 2022, BiomX Israel entered into a sublease agreement for a portion of its office space in Ness Ziona, Israel. The agreement is for a period of two years beginning on August 15, 2022. The monthly lease payments under the agreement are approximately $29. The monthly lease proceeds are recorded as other income in the consolidated statements of operations.

Lease expenses recorded in the consolidated statements of operations were $713 and $706 for the years ended December 31, 2022 and 2021, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 8 -	LEASES (Cont.)

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Cash payments for operating leases	786	895

As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 7.9 years and a weighted average discount rate of 6%. The maturity analysis of operating leases as of December 31, 2022 were as follows:

Operating Leases
2023	709
2024	709
2025	709
2026	709
2027	709
2028	709
2029	709
2030	650
Total operating lease payments	5,613
Less imputed interest	(1,128)
Total operating lease liability balance	4,485

NOTE 9 -	OTHER ACCOUNT PAYABLES

	As of December 31,
	2022	2021

Employees and related institutions	800	2,909
Accrued expenses	887	2,272
Government institutions	166	272
Deferred income	242	-
Other	55
	2,150	5,453

NOTE 10 -	BALANCES AND TRANSACTION WITH RELATED PARTIES

A.	Balances with related parties

	As of December 31,
	2022	2021

Additional paid in capital (treasury stock) (See 1 below)	-	(19)

BIOMX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 10 -	BALANCES AND TRANSACTION WITH RELATED PARTIES (Cont.)

B.	Transactions with related parties

1.	In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a shareholder who was subject to taxation in Israel in connection with the Recapitalization Transaction. The loan was initially for a period of up to two years from the time of the grant, is non-recourse, and is secured by shares of Common Stock issued to them with a value that equals three times the loan amount at the time of the grant. If the shareholder defaults on such loan, the Company will have the right to forfeit or sell such number of shares with a value equal to the amount of the loan not timely repaid (plus interest accrued thereon), based on their market price at the time of such forfeiture or sale. The number of shares of Common Stock in respect of which the loan was granted was 5,700. The granting of the loan and the restrictions imposed on the related Common Stock until repayment of the loan were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan. During the year ended December 31, 2022, the loan was repaid by the stockholder to the Company and was accounted as proceeds on account of shares in the statements of changes in stockholders’ equity as the shares of Common Stock were not transferred to the stockholder as of December 31, 2022.

2.	Refer to Note 13A regarding a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers.

3.	Refer to Note 13B regarding stock options granted to related parties.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

A.	In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate revised budget of NIS 6,753 (approximately $2,118). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through December 31, 2022, the Company received NIS 4,284 (approximately $1,347) from the IIA with respect to these programs.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through December 31, 2022, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through December 31, 2022, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

According to the agreements with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the USD. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2022; therefore, no liability was recorded in these consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through December 31, 2022, total grants approved from the IIA aggregated to approximately $8,403 (NIS 28,683). Through December 31, 2022, BiomX Israel had received an aggregate amount of $6,957 (NIS 23,634) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $6,380. As of December 31, 2022, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $6,557 including annual interest of LIBOR linked to the USD.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace LIBOR, the Company does not expect it will have a significant impact on its financial statements.

B.

In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), according to which Yeda undertakes to procure the performance of certain research, including proof-of-concept studies testing in-vivo phage eradication against a model bacteria in germ-free mice, development of an IBD model in animals under germ-free conditions and establishing an in-vivo method for measuring immune induction capability (Th1) of bacteria, followed by testing several candidate IBD inducing bacterial strains during the research period, as defined in the 2015 License Agreement and subject to the terms and conditions specified in the 2015 License Agreement. BiomX Israel contributed an aggregate of approximately $1,800 to the research budget agreed upon in the 2015 License Agreement. In addition, Yeda granted BiomX Israel an exclusive worldwide license for the development, production and sale of the products, as defined and subject to the terms and conditions specified in the 2015 License Agreement. In return, BiomX Israel is obligated to pay Yeda annual license fees of approximately $10 and royalties on revenues as defined in the 2015 License Agreement. In addition, in the event of certain mergers and acquisitions by the Company, Yeda will be entitled to an amount equivalent to 1% of the consideration received under such transaction (the “Exit Fee”), as adjusted per the terms of the 2015 License Agreement. As the Company has not yet generated revenue from operations, no provision was included in the consolidated financial statements as of December 31, 2022 and 2021 with respect to the 2015 License Agreement.

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

The 2017 License Agreement was terminated in 2020. Refer to Note 13B below for the terms of the warrants granted and the resulting impact due to the termination.

C.

In April 2017, BiomX Israel signed an exclusive patent license agreement (the “2017 Patent License Agreement”) with the Massachusetts Institute of Technology (“MIT”) covering methods to synthetically engineer phage. According to the agreement, BiomX Israel received an exclusive, royalty-bearing license to certain patents held by MIT. In return, BiomX Israel paid an initial license fee of $25 during the year 2017 and is required to pay certain license maintenance fees of up to $250 in each subsequent year and following the commercial sale of licensed products. BiomX Israel is also required to make payments to MIT upon the satisfaction of development and commercialization milestones totaling up to $2,350 in aggregate, as well as royalty payments on future revenues. No liability is included in the consolidated financial statements as of December 31, 2022 and 2021.

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

On May 24, 2022, the Company notified the Massachusetts Institute of Technology of the termination of the Patent License Agreement between the parties which became effective on August 22, 2022. The termination did not involve a compensation to MIT.

D.	As successor in interest to RondinX Ltd., BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which the Company has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, the Company is obligated to pay annual license fees of $10, subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party, as outlined in the agreement. In addition, the Company is obligated to pay a royalty in the low single digits based on revenue of products. The consolidated financial statements as of December 31, 2022 and 2021 include a liability with respect to this agreement in the amount of $148 and $175, respectively, recorded as other liabilities. Refer to Note 6 regarding a contingent consideration with respect to the RondinX Ltd. acquisition.

E.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to the Company’s IBD program. In return, the Company will pay an annual license fee of between $15 and $25 subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and royalty payments based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2022 and 2021 with respect to the agreement.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

In April 2019, BiomX Israel signed an additional patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent rights related to the Company’s Primary Sclerosing Cholangitis program. In return, the Company is required (i) to pay a license issue fee of $20 and annual license fees ranging from $15 to $25 (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and (iii) make tiered royalty payments, in the low single digits based on future revenue. The consolidated financial statements include liabilities with respect to this agreement in the amount of $40 and $40 as of December 31, 2022 and 2021, respectively, recorded as other liabilities.

F.

On September 1, 2020 (“First Agreement Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration on biomarker discovery for IBD. Under the agreement, BiomX Israel was eligible to receive fees totaling $439 in installments of $50 within 60 days of the First Agreement Effective Date, $100 upon receipt of the BI materials, $150 upon the completion of data processing and $139 upon delivery of the Final Report of observations and Results of the Project (as such terms are defined within the agreement). The Company granted BI an option to negotiate for an exclusive, worldwide, compensation-based license(s), with rights to sublicense, to use the metagenomic signature results under any patents covering such metagenomic signature results for the sole purpose of making, having made, offering for sale, selling, having sold, importing or otherwise commercializing diagnostic products, including companion diagnostics (the “Option”). The Option shall be exercisable any time until twelve months following delivery of the Final Report. BI agreed to pay to the Company fifty percent (50%) of all income that BI receives as a result of, and directly related to, the commercial exploitation of such companion diagnostic. During 2021, consideration of $150 was received. As of December 31, 2021, the total consideration of $439 had been received. The consideration is recorded as a reduction of R&D expenses, net in the consolidated statements of operations.

On June 23, 2022 (“Second Agreement Effective Date”), BiomX Israel entered into a new research collaboration agreement with BI for a collaboration to identify biomarkers for IBD. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Second Agreement Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months thereafter or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. The consideration is recorded as a reduction of R&D expenses, net in the consolidated statements of operations according to the input model method on a cost-to-cost basis. The remainder of the consideration is recorded as other accounts payable in the consolidated balance sheets. As of December 31, 2022, the Company received consideration of $500 and recorded $287 in the consolidated statements of operations.

G.	Refer to Note 8 for information regarding the Company’s lease liabilities.

NOTE 12 -	LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000 (“the second tranche”), would have become available, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000 (“the third tranche”), may become available. The milestones for the second tranche and for the extension of the period of interest only payments to September 1, 2023, were not reached and have expired. The milestones for the third tranche have not yet been reached as of December 31, 2022. The Company is required to make interest only payments through March 1, 2023, and is required to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On December 31, 2022, the Prime Rate was 7.50%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On December 31, 2022, the effective interest rate was 16.56%.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	LONG-TERM DEBT(cont.)

As of December 31, 2022, the carrying value of the term loan consists of $15,000 principal outstanding less the unamortized debt discount and issuance costs of approximately $127. The End of Term Charge of $983 is recognized over the life of the term loan as an interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which is being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the consolidated statements of operations was $2,069 and $699 for the years ended December 31, 2022 and 2021, respectively.

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

Future principal payments for the long-term debt are as follows:

December 31, 2022
2023	$4,282
2024	5,793
2025	4,925
Total principal payments	15,000
Unamortized discount and debt issuance costs	(127)
Total future principal payments	$14,873
Current portion of long-term debt	(4,282)
Long-term debt, net	$10,591

NOTE 13 -	STOCKHOLDERS EQUITY

A.	Share Capital:

Common Stock:

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

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Issuance Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended December 31, 2022, the Company sold 229,044 shares of Common Stock under the ATM Agreement, at an average price of $1.19 per share, raising aggregate net proceeds of approximately $273, after deducting an aggregate commission of 3%. During the year ended December 31, 2021, the Company sold 743,964 shares of Common Stock under the ATM Agreement, at an average price of $7.19 per share, raising aggregate net proceeds of approximately $5,188, after deducting an aggregate commission of 3%. The Company deducted issuance expenses from Additional Paid in Capital of $8 and $158 as of December 31, 2022 and 2021, respectively.

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

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study initially expected in 2022. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, is attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed. Following the Company’s announcement on May 24, 2022, as mentioned in Note 19 below regarding the delaying of the Company’s atopic dermatitis program, the contract liability was classified as a non-current liability.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (cont.)

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the CF Foundation, an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation shall not have any right to receive additional shares. However, the CF Foundation may waive the Milestone in its discretion and make the Milestone Payment nonetheless. The Company concluded that the second tranche is a freestanding financial instrument. The Company also concluded that since the instrument will be predominantly settled in a variable number of shares at a fixed monetary amount, the second tranche is in the scope of ASC 480 and should be accounted for at fair value with subsequent changes in fair value recognized in the statements of operations in each period. The Company further determined that due to the settlement mechanism, the fair value of the second tranche is negligible, both at inception and on December 31, 2022. See Note 20B.

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

As of December 31, 2022, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

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

Equity Incentive Plan:

In 2015, the Board of Directors of BiomX Israel approved a plan for the allocation of options to employees, service providers, and officers (the “2015 Plan”). The options represented a right to purchase one Ordinary Share of the BiomX Israel in consideration of the payment of an exercise price. Also, the options were granted in accordance with the “capital gains route” under section 102 and section 3(i) of the Israeli Income Tax Ordinance and section 409A of the U.S. Internal Revenue Code as technically adjusted following the Recapitalization Transaction on October 28, 2019.

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

As of December 31, 2022, there were 380,189 shares of Common Stock remaining for issuance under the 2019 Plan. On January 1, 2023, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 1,199,291.

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

On June 21, 2022, the Board of Directors approved the grant of 350,500 options to 53 employees, and one consultant under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $0.66 per share with a vesting period of four years.

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

Total fair value embodied in the options granted in 2022 and 2021 at the grant date, is estimated to be $1,311 and $5,138 respectively. These amounts will be recognized in statements of operations over the vesting period.

As of December 31, 2022, the unrecognized compensation cost related to all unvested, equity classified stock options of $1,632 is expected to be recognized as an expense on a graded vesting method over a weighted-average period of 1.55 years.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s stock option plans are as follows:

	For year ended December 31, 2022
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	4,084,549	$3.95	$671
Granted	1,814,000	1.14
Forfeited	(1,129,108)	3.74
Exercised	-	$-
Outstanding at the end of period	4,769,441	2.93	$40
Exercisable at end of period	2,688,238
Weighted average remaining contractual life – years as of December 31, 2022	7.00

	For year ended December 31, 2021
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	3,569,766	$3.12	$12,338
Granted	985,530	7.02
Forfeited	(386,508)	4.60
Exercised	(84,239)	$1.55
Outstanding at the end of period	4,084,549	$3.95	$671
Vested at end of period	2,486,381
Weighted average remaining contractual life – years as of December 31, 2021	6.82

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants:

As of December 31, 2022, and 2021, the Company had the following outstanding compensation related warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share		Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to Yeda (see 1 below)	May 11, 2017	May 11, 2025	(*	)	-
Private Warrants issued to scientific founders (see 2 below)	November 27, 2017		-		2,974
					2,974

(*)	less than $0.001.

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

For the year ended December 31, 2021 the Company did not record an expense or income related to warrants.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants: (Cont.)

2.	In November 2017, BiomX Israel issued 7,615 warrants to Yeda and 2,974 warrants to its founders. All the warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price. No compensation expenses were recorded in the financial statements during 2022 and 2021.

The following table sets forth the total stock-based payment expenses resulting from options and warrants granted, included in the statements of operations:

	Year ended December 31,
	2022	2021

Research and development expenses, net	490	1,770
General and administrative	1,039	1,467
	1,529	3,237

The Company recognized stock-based compensation expenses in connection with options granted to executive officers of the Company in the amount of $923 and $1,102 for the years ended December 31, 2022 and 2021, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 14 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2022	2021

Professional service and subcontractors	5,218	9,458
Salaries and related expenses	8,640	12,287
Stock-based compensation	490	1,770
Depreciation	909	986
Materials and supplies	1,149	1,738
Rent and related expenses	1,101	1,008
Other	160	55
	17,667	27,302
Less change in contingent liabilities (see Note 11C, 11E)	-	(578)
Less income from collaboration agreements (see Note 11F)	(287)	(307)
Less grants from the IIA (see Note 11A)	(1,136)	(3,741)
	16,244	22,676

NOTE 15 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2022	2021

Salaries and related expenses	2,423	2,895
Stock-based compensation	1,039	1,467
Professional services	2,067	2,029
Travel expenses	160	140
Recruitment expenses	-	375
Rent and related expenses	346	291
Insurance expenses	2,447	2,495
Other	974	1,575
	9,456	11,267

NOTE 16 -	FINANCE EXPENSES (INCOME), NET

	Year ended December 31,
	2022	2021

Exchange rate differences	(862)	237
Interest income from bank deposits	(464)	(86)
Bank fees and other	13	7
Loss (income) from foreign exchange contracts	411	(160)
	(902)	(2)

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 17 -	INCOME TAXES

A.	The Company files income tax returns in the U.S. federal jurisdiction and in state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s income tax returns since 2019 remain open and subject to examination. The statutory U.S. federal income tax rate is 21%. As of December 31, 2022, the Company had total net operating losses in the U.S. of approximately $13,578, which may be carried forward and offset against taxable income in the future.

B.	BiomX Ltd. And RondinX Ltd. file income tax returns in Israel. Their tax assessments through 2016 are deemed to be final. The statutory Israeli income tax rate is 23%.

C.	As of December 31, 2022 and 2021, BiomX Israel had total net operating losses in Israel of approximately $90,878 and $78,542 respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

D.	Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

E.	The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2022 and 2021.

A reconciliation of the U.S. federal statutory tax rate and the effective tax rate is as follow:

	As of December 31,
	2022	2021

Statutory U.S. federal income tax rate	(21)%	(21)%
U.S. vs foreign tax rate differential	(2)	(2)
Change in deferred tax asset valuation allowance	23	23
Effective tax rate	-%	-%

Loss before taxes on income, consists of the following:

	As of December 31,
	2022	2021

United States	6,645	4,571
Israel	21,607	31,588
	28,252	36,159

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforwards	24,509	20,180
Research and development expenses, net	3,183	4,563
Lease liability	1,031	1,280
Other	192	184
Total deferred tax assets	28,915	26,207
Deferred tax liabilities:
Right of use assets	(1,071)	(942)
Fixed assets	(12)	(25)
Total deferred tax liabilities	(1,083)	(967)
Valuation allowance	(27,832)	(25,240)
Net deferred tax assets	-	-

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 18 -	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2022	2021

Net loss	28,317	36,226
Net loss per share	0.95	1.39
Weighted average number of Common Stock	29,854,003	26,007,947

As the inclusion of shares of Common Stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The calculation of diluted loss per share as of December 31, 2022 does not include 4,769,441, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

The calculation of diluted loss per share as of December 31, 2021 does not include 4,084,545, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

NOTE 19 -	CORPORATE RESTRUCTURING

On May 24, 2022, the Company announced a Corporate Restructuring, intended to extend the Company’s capital resources, while prioritizing the Company’s ongoing cystic fibrosis program and delaying the Company’s atopic dermatitis program. The Corporate Restructuring included a reduction of 36 full-time employees, two consultants and 9 part-time employees, or 42% of the Company’s employees as of such date. The Company incurred a one-time employee benefits and severance cost of approximately $214 in operating expenses as of December 31, 2022. Non-cash stock-based compensation credits related to the forfeiture of stock options of approximately $376 are included in operating expenses as of December 31, 2022.

NOTE 20 -	SUBSEQUENT EVENTS

A.	In March 2023, the Board of Directors approved the grant of 1,567,000 options to 50 employees, five senior officers and three directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $0.40 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

B.	On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 30,608,163 shares of its common stock (or pre-funded warrants, and collectively, the “Securities”) at a price of $0.245 per share and $0.244 per pre-funded warrant, through a private investment in public equity financing. The gross proceeds from this offering are expected to be approximately $7,484, before deducting issuance costs. The financing is expected to close in two parts. The first closing, which covers 5,975,918 Securities for gross proceeds of $1,461, occurred on February 27, 2023. The second closing for the remaining Securities, which is contingent upon approval of the issuance of the additional Securities under the Securities Purchase Agreement by the Company’s stockholders in accordance with NYSE American rules, is expected to take place in the second quarter of 2023.