Form 10-Q
period 2023-03-31
BiomX Inc.
filed 2023-05-15
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 9, 2023, 45,979,730 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss operations, cash flows, financial position, business strategy and plans, market growth, our clinical and pre-clinical development program, including timing and milestones thereof as well as the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates, the potential effect of the coronavirus disease 2019, or COVID-19, on our business and levels of expenses, sufficiency of financial resources and financial needs and impacts of changes in our management on our business. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	political, economic and military instability in the State of Israel, and in particular, the proposed judicial and other legislation by the Israeli government;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	the continued impact of COVID-19, general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

ii

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or, the 2022 Annual Report.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our 2022 Annual Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2023	December 31, 2022
ASSETS

Current assets

Cash and cash equivalents		29,346	31,332
Restricted cash		956	962
Short-term deposits		-	2,000
Other current assets	4	2,632	2,587
Total current assets		32,934	36,881

Non-current assets
Other assets		129	-
Operating lease right-of-use assets		3,767	3,860
Property and equipment, net		4,577	4,790
Total non-current assets		8,473	8,650
		41,407	45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	March 31, 2023	December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		1,359	820
Current portion of lease liabilities		669	687
Other accounts payable	5	2,956	2,150
Current portion of long-term debt	7	5,216	4,282
Total current liabilities		10,200	7,939

Non-current liabilities
Contract liability	8	1,976	1,976
Long-term debt, net of current portion	7	9,306	10,591
Operating lease liabilities, net of current portion		3,587	3,798
Other liabilities		192	188
Total non-current liabilities		15,061	16,553

Commitments and Contingencies	6

Stockholders’ equity	8

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of March 31, 2023 and December 31, 2022. No shares issued and outstanding as of March 31, 2023 and December 31, 2022.		-	-
Common Stock, $0.0001 par value; Authorized - 120,000,000 shares as of March 31, 2023 and December 31, 2022. Issued –33,181,773 shares as of March 31, 2023 and 29,982,282 shares as of December 31, 2022. Outstanding –33,176,073 shares as of March 31, 2023 and 29,976,582 shares as of December 31, 2022.		2	2

Additional paid in capital		159,306	157,838
Accumulated deficit		(143,162)	(136,801)
Total stockholders’ equity		16,146	21,039
		41,407	45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended March 31,
	Note	2023	2022

Research and development (“R&D”) expenses, net		4,564	4,929
Amortization of intangible assets		-	380
General and administrative expenses		1,644	2,477

Operating loss		6,208	7,786

Other income		(91)	-
Interest expenses		565	461
Finance income, net		(327)	(87)

Loss before tax		6,355	8,160

Tax expenses		6	9

Net loss		6,361	8,169

Basic and diluted loss per share of Common Stock	9	0.20	0.27

Weighted average number of shares of Common Stock outstanding, basic and diluted		32,125,227	29,754,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	29,976,582	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under Private Investment in Public Equity (“PIPE”), net of $176 issuance costs**	3,199,491	*	1,293	-	1,293
Stock-based compensation expenses	-	-	175	-	175
Net loss	-	-	-	(6,361)	(6,361)

Balance as of March 31, 2023	33,176,073	2	159,306	(143,162)	16,146

(*)	Less than $1.

(**)	See Note 8A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement, net of $1 issuance costs**	27,171	*	37	-	37
Stock-based compensation expenses	-	*	615	-	615
Net loss	-	*	-	(8,169)	(8,169)

Balance as of March 31, 2022	29,774,709	2	156,669	(116,653)	40,018

(*)	Less than $1.

(**)	See Note 8A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(6,361)	(8,169)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	223	632
Stock-based compensation	175	615
Amortization of debt issuance costs	68	125
Finance expense (income), net	(123)	4
Changes in other liabilities	4	-

Changes in operating assets and liabilities:
Other current and non-current assets	(174)	1,183
Trade accounts payable	363	(1,400)
Other accounts payable	806	(208)
Net change in operating leases	(26)	(145)
Net cash used in operating activities	(5,045)	(7,363)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(10,000)
Proceeds from short-term deposits	2,000	-
Purchases of property and equipment	(10)	(20)
Net cash provided by (used in) investing activities	1,990	(10,020)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	-	37
Issuance of Common Stock and warrants under PIPE	1,469	-
Repayment of long-term debt	(419)	-
Net cash provided by financing activities	1,050	37

Decrease in cash and cash equivalents and restricted cash	(2,005)	(17,346)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	13	(4)

Cash and cash equivalents and restricted cash at the beginning of the period	32,294	63,095

Cash and cash equivalents and restricted cash at the end of the period	30,302	45,745

Reconciliation of amounts on consolidated balance sheets
Cash and cash equivalents	29,346	44,755
Restricted cash	956	990
Total cash and cash equivalents and restricted cash	30,302	45,745

Supplemental disclosures of cash flow information
Cash paid for interest	495	336
Taxes paid	6	9
Issuance costs from PIPE included in trade accounts payable	176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

General information

BiomX Inc., (individually, and together with its subsidiaries, BiomX Ltd, (“BiomX Israel”) and RondinX Ltd., the “Company” or “BiomX”) was incorporated as a blank check company on November 1, 2017, under the laws of the state of Delaware, for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

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

To date, the Company has not generated revenue from its operations. Based on the Company’s current cash and commitments, management believes that the Company’s current cash and cash equivalents are sufficient to fund its operations for more than 12 months from the issuance date of these condensed consolidated financial statements and sufficient to fund its operations necessary to continue development activities.

Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) (See note 6 and 10) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay or reduce its research and development programs. If there are further increases in operating costs for facilities expansion, research and development and clinical activity, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. On May 24, 2022, the Company announced a corporate restructuring (the “Corporate Restructuring”), intended to extend the Company’s capital resources, while prioritizing the Company’s ongoing cystic fibrosis program and delaying the Company’s atopic dermatitis program. See notes 8A and 10D regarding the PIPE.

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that the Company filed with the U.S. Securities and Exchange Committee (the “SEC”) on March 29, 2023. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2022.

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

D.	Recent Accounting Standards

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for smaller reporting companies (as defined by the rules under the Securities Exchange Act of 1934, as amended) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company adopted the guidance on January 1, 2023, and has concluded the adoption did not have a material impact on its consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no changes in the fair value hierarchy levelling during the three months ended March 31, 2023 and year ended December 31, 2022.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	23,897	-	-	23,897
	23,897	-	-	23,897
Liabilities:
Contingent consideration			152	152
Foreign exchange contracts payable	-	95	-	95
	-	95	152	247

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	27,824	-	-	27,824
	27,824		-	27,824
Liabilities:
Contingent consideration	-	-	148	148
Foreign exchange contracts payable		55		55
	-	55	148	203

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other accounts payable, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.60% to 3.99%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. The change in contingent consideration for the three months ended March 31, 2023 resulted from revaluation. For the three months ended March 31, 2022, the Company did not record any expenses related to the contingent consideration liability.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of March 31, 2023, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,647 with a fair value liability of $95. As of December 31, 2022, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,547 with a fair value liability of $55.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 4 – OTHER CURRENT ASSETS

	March 31, 2023	December 31, 2022

Government institutions	47	90
Prepaid insurance	1,545	1,410
Other prepaid expenses	171	84
Grants receivables	853	567
Other	16	436
Other current assets	2,632	2,587

NOTE 5 – OTHER ACCOUNTS PAYABLE

	March 31, 2023	December 31, 2022

Employees and related institutions	789	800
Accrued expenses	1,803	887
Government institutions	156	166
Deferred income	114	242
Other	94	55
	2,956	2,150

NOTE 6 – COMMITMENTS AND CONTINGENCIES

A.

In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate revised budget of NIS 6,753 (approximately $2,118). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through March 31, 2023, the Company received NIS 4,284 (approximately $1,347) from the IIA with respect to these programs. See note 10B regarding funds received with respect to these programs after the balance sheet date.

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through March 31, 2023, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through March 31, 2023, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2023 through December 2023. See note 10C regarding funds received with respect to these programs after the balance sheet date.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Cont.)

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2023; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through March 31, 2023, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through March 31, 2023, the Company had received an aggregate amount of $6,960 (NIS 23,645) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $6,370. As of March 31, 2023, the Company had a contingent obligation to the IIA in the amount of approximately $6,640 including annual interest of LIBOR linked to the dollar.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not expect it will have significant impact on its financial statements.

B.	On June 23, 2022 (“Effective Date”), BiomX Israel entered into a new research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for IBD. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months after the Effective Date or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations according to the input model method on a cost-to-cost basis. The remainder of the consideration is recorded as other accounts payable in the condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company recorded $125 in the condensed consolidated statements of operations as a reduction of R&D expenses. Through March 31, 2023, the Company received total funds of $500 from BI with respect to this agreement. See note 10A regarding funds received after the balance sheet date.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000 (“the second tranche”), would have become available, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000 (“the third tranche”), may become available. The milestones for the second tranche and for the extension of the period of interest only payments to September 1, 2023, were not reached and have expired. The milestones for the third tranche have not yet been reached as of March 31, 2023 and the Company does not expect to reach them. The Company was required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On March 31, 2023, the Prime Rate was 8.00%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On March 31, 2023, the effective interest rate was 16.79%.

As of March 31, 2023, the carrying value of the term loan consists of $14,581 principal outstanding less the debt discount and issuance costs of approximately $59. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which is being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $565 and $461 for the three months ended March 31, 2023 and 2022, respectively.

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

Future principal payments for the long-term debt are as follows:

March 31, 2023
2023	$3,842
2024	5,785
2025	4,954
Total principal payments	14,581
Unamortized discount and debt issuance costs	(59)
Total future principal payments	$14,522
Current portion of long-term debt	(5,216)
Long-term debt, net	$9,306

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY

A.	Share Capital:

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of its Common Stock and 14,610,714 pre-funded warrants (the “Pre-Funded Warrants”, and collectively, the “Securities”) at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through a private investment in public equity financing (“PIPE”). The gross proceeds from this offering are approximately $7,484, before deducting issuance costs. The financing closed in two parts. The first closing, which covers 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of $1,469, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the first closing the Company raised net proceeds of $1,293, after deducting issuance costs of $176. The second closing for the remaining Securities, which was contingent upon approval of the issuance of the additional Securities under the Securities Purchase Agreement by the Company’s stockholders in accordance with NYSE American rules, occurred on May 4, 2023. See note 10D.

The exercise of the outstanding Pre-Funded Warrants is subject to a beneficial ownership limitation between 9.90%-9.99%, The exercise price and number of shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants are subject to adjustment in the event of any stock dividends, stock splits, reverse stock split and reclassification, as described in the agreements. Pursuant to the sole discretion of the holder, the Pre-Funded Warrants may be exercisable on a “cashless” basis. The Pre-Funded Warrants were classified as a component of stockholders’ equity.

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the three months ended March 31, 2023, the Company did not sell any shares of Common Stock under the ATM Agreement. During the three months ended March 31, 2022, the Company sold 27,171 shares of Common Stock under the ATM Agreement, at an average price of $1.36 per share, raising aggregate net proceeds of approximately $37, after deducting an aggregate commission of $1.

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The Company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study initially expected in 2022. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, was attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed. Following the Company’s announcement on May 24, 2022, regarding the delaying of the Company’s atopic dermatitis program, the contract liability was classified as a non-current liability.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (“CF Foundation”), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company had the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company had the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation would not have any right to receive additional shares. Ultimately, the CF Foundation decided to participate in the PIPE and invested an aggregate amount of $2,000 and the Company waived the right to receive the second tranche of $2,000 mentioned above.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

Warrants:

As of March 31, 2023, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Placement Warrants	IPO (December 13, 2018)	December 13, 2023	11.50	2,900,000
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
Pre-Funded Warrants	February 27, 2023		0.001	2,776,428
				11,988,929

B.	Stock-based Compensation:

On March 1, 2023, the Board of Directors approved the grant of 1,543,000 options to 49 employees, five senior officers and three directors under the Company’s 2019 Equity Incentive Plan, without consideration. Options were granted at an exercise price of $0.40 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Underlying value of Common Stock ($)	0.40	1.41
Exercise price ($)	0.40	1.41
Expected volatility (%)	94.3	85.3
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	4.21	2.50

The cost of the benefit embodied in the options granted during the three months ended March 31, 2023, based on their fair value as of the grant date, is estimated to be approximately $487. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Three Months Ended March 31, 2023
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	4,769,441	$2.93	$40
Granted	1,543,000	$0.40
Forfeited	(197,841)	$3.16
Exercised	-	$-
Outstanding at the end of period	6,114,600	$2.28	$67
Exercisable at the end of period	2,971,229	$3.08
Weighted average remaining contractual life of outstanding options – years as of March 31, 2023	4.95

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of March 31, 2023, the Company had the following outstanding compensation related warrants to purchase Common Stock:

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

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended March 31,
	2023	2022
Research and development expenses, net	87	258
General and administrative	88	357
	175	615

NOTE 9 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the three months ended March 31, 2023 does not include 6,114,600, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive. The calculation of the loss per share includes fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration.

 NOTE 10 – SUBSEQUENT EVENTS

A.	On April 11, 2023, the Company received funds in total of $700 from BI as part of the research collaboration agreement.

B.	On April 18, 2023, the Company received the final payments of NIS 995 (approximately $275) from the IIA with respect to the IIA programs approved in March 2021.

C.	On April 18, 2023, the Company received the first payments of NIS 1,185 (approximately $328) from the IIA with respect to the IIA program approved in March 2023.

D.	On April 24, 2023 the Company’s stockholders approved the issuance of up to 24,632,245 shares of Common Stock, comprised of shares and shares underlying Pre-Funded Warrants, in accordance with the Securities Purchase Agreement dated February 22, 2023, in order to comply with the listing rules of the NYSE American, as part of the second closing of the PIPE. On May 4, 2023, subsequent to the approval of the Company’s stockholders, the Company completed the second closing of the PIPE and issued an aggregate of 24,632,243 Securities for gross proceeds of approximately $6,000.

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

On May 24, 2022, we announced a corporate restructuring, or the Corporate Restructuring, whereby we plan to prioritize the CF program and delay the Company’s atopic dermatitis, or AD program. The Corporate Restructuring was intended to extend the Company’s capital resources and included the laying off of approximately 42% of our employees.

Clinical and Pre-Clinical Developments

Ongoing Programs

Cystic Fibrosis

BX004 is our therapeutic phage product candidate under development for chronic pulmonary infections caused by Pseudomonas aeruginosa, or P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Enhanced resistance to antibiotics develops, particularly in CF patients, due to extensive drug use consisting of prolonged and repeated broad-spectrum antibiotic courses often beginning in childhood, and leading to the appearance of multidrug-resistant strains. In preclinical in vitro studies, BX004 was shown to be active against antibiotic resistant strains of P. aeruginosa and demonstrated the ability to penetrate biofilm, an assemblage of surface associated microbial cells enclosed in an extracellular polymeric substance and one of the leading causes for antibiotic resistance.

The Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. is comprised of two parts. The study design is based on recommendations from the Cystic Fibrosis Therapeutic Development Network.

In February 2023, we announced positive results from Part 1 of the Phase 1b/2a trial evaluating BX004. Part 1 evaluated the safety, tolerability, pharmacokinetics and microbiologic activity of BX004 over a 7-day treatment period in nine CF patients (7 on BX004, 2 on placebo) with chronic P. aeruginosa pulmonary infection in a single ascending dose and multiple dose design. Results from Part 1 of the Phase 1b/2a trial included the following findings: No safety events related to treatment with BX004 occurred; Mean P. aeruginosa colony forming units (CFU) at Day 15 (compared to baseline): -1.42 log (BX004) vs. -0.28 log (placebo). This reduction was seen on top of standard of care inhaled antibiotics; Phage were detected in all patients treated with BX004 during the dosing period, including in several patients up to Day 15 (one week after end of therapy); no phage were detected in patients receiving placebo; there was no emerging resistance to BX004 during or after treatment with BX004; and there was no detectable effect on % predicted FEV1 (Forced Expiratory Volume in 1 second).

Part 2 of the Phase 1b/2a trial is designed to evaluate the safety and efficacy of BX004 in 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected in the third quarter of 2023.

Atopic Dermatitis

BX005 is our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in AD. S. aureus is more abundant on the skin of AD patients than on the skin of healthy individuals and on lesional skin than nonlesional skin. It also increases in abundance, becoming the dominant bacteria, when patients experience flares. By reducing the load of S. aureus, BX005 is designed to shift the skin microbiome composition to its ‘pre-flare’ state and potentially provide a clinical benefit. In preclinical in vitro studies, BX005 was shown to eradicate over 90% of strains, including antibiotic resistant strains, from a panel of S. aureus strains (120 strains isolated from skin of subjects from the U.S. and Europe). On March 31, 2021, we announced the selection of the phage cocktail for BX005.

We are currently supporting a range of pre-clinical activities to move this program forward and working on evaluating timelines for a clinical trial.

On April 8, 2022, the FDA approved our investigational new drug application for BX005.

Programs on hold

Inflammatory Bowel Disease and Primary Sclerosing Cholangitis

In November 2020, we combined our inflammatory bowel disease and primary sclerosing cholangitis programs to create a single product candidate called BX003, which targets K. pneumoniae to treat both diseases. Previously, we had separate candidates named BX002 and BX003. In February 2021, a Phase 1a pharmacokinetic study of BX002 demonstrated that it was safe and well-tolerated with no serious adverse events, and with high concentrations of viable phage delivered to the gastrointestinal tract.

On November 15, 2021, we announced that we paused development efforts for BX003 due to prioritizing resources towards our CF and AD programs, and we cannot currently provide guidance on resuming its development.

Colorectal Cancer

For our CRC program, we are exploring phage mediated delivery of therapeutic payloads to Fusobacterium nucleatum bacteria residing in the tumors of patients with colorectal cancer.

On November 15, 2021, we announced that we have paused development efforts for this program due to prioritizing resources towards our CF and AD programs, and we cannot provide guidance on resuming its development

COVID-19

In response to the pandemic, we have implemented the mandatory as well as recommended measures to safeguard the health and safety of our employees and clinical trial participants, and the continuity of our business operations. As of May 11, 2023, COVID-19 has not had a material impact on our results of operations. However, uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. We will continue to monitor COVID-19 closely and follow health and safety guidelines as they evolve.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
	USD in thousands
Research and development (“R&D”) expenses, net	4,564	4,929
Amortization of intangible assets	-	380
General and administrative expenses	1,644	2,477
Operating loss	6,208	7,786
Other income	(91)
Interest expenses	565	461
Finance income, net	(327)	(87)
Loss before tax	6,355	8,160
Tax expenses	6	9
Net loss	6,361	8,169
Basic and diluted loss per share of Common Stock	0.20	0.27
Weighted average number of shares of Common Stock outstanding, basic and diluted	32,125,227	29,754,240

R&D expenses, net (net of grants received from the IIA, and consideration from research collaborations) were $4.6 million for the three months ended March 31, 2023, compared to $4.9 million for the three months ended March 31, 2022. The decrease of $0.3 million, or 6%, is primarily due to reduced salaries and related expenses and stock-based compensation expenses that resulted from a reduction in workforce, as part of the Corporate Restructuring and due to the delay in pre-clinical and clinical activities related to our AD product candidate, BX005, partially offset by expenses related to conducting the clinical trial of our CF product candidate, BX004. The Company recorded $0.3 and $0.4 million of IIA grants during the three months ended March 31, 2023 and 2022, respectively.

Amortization of intangible assets ended on December 31, 2022 as the intangible asset was fully amortized.

General and administrative expenses were $1.6 million for the three months ended March 31, 2023, compared to $2.5 million for the three months ended March 31, 2022. The decrease of $0.9 million, or 36%, is primarily due to reduced salaries and related expenses and stock-based compensation expenses due to a reduction in the workforce, as part of the Corporate Restructuring, as well as a decrease in the Company’s directors and officers insurance premium.

Interest expenses were $0.6 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The increase of $0.1 million, or 20%, is due to an increasing interest rate under our loan from Hercules Capital, Inc., or the Hercules Loan, entered into in August 2021.

Finance income, net was $327,000 for the three months ended March 31, 2023, compared to $87,000 for the three months ended March 31, 2022. The increase in finance income, net of $240,000, or 276%, is primarily due to the rising interest rates, which resulted in higher interest income and due to appreciation of the U.S. dollar against the NIS.

Basic and diluted loss per share of Common Stock was $0.20 for the three months ended March 31, 2023, compared to $0.27 for the three months ended March 31, 2022. The decrease in diluted loss per share of $0.07, or 26%, is due to a decrease in our operating loss and due to the increase in outstanding shares resulting from the first closing of the PIPE in February 2023.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements until into the third quarter of 2024. We have revised our operating plans in order to reduce expenses including the Corporate Restructuring, which significantly reduced our expenses related to employees, and, subleasing a portion of our office space in Ness Ziona, Israel. We currently plan to continue to focus primarily on BX004, our product candidate for CF and continue our efforts to advance the development plan of BX005, our product candidate for AD. Although we recently completed the PIPE, in the future we will likely require or desire additional funds to support our operating expenses, capital requirements, resumption of our development plans for BX003 or our development plan in CRC or for other purposes. Accordingly, we are exploring and expect to further explore, raising such additional funds through public or private equity, debt financings, loans, governmental or other grants or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	USD in thousands
Net cash used in operating activities	(5,045)	(7,363)
Net cash provided by (used in) investing activities	1,990	(10,020)
Net cash provided by financing activities	1,050	37
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13	(4)
Net increase (decrease) in cash and cash equivalents	(1,992)	(17,350)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $5.0 million primarily due to a net loss of $6.4 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $1.0 million, offset by non-cash charges of $0.3 million. Non-cash charges for the three months ended March 31, 2023 consisted primarily of depreciation and amortization expenses of $0.2 million and stock-based compensation expenses in the amount of $0.2 million. Net changes in our operating assets and liabilities consisted primarily of an increase in trade accounts payable of $0.4 million and in other accounts payable in the amount of $0.8 million, partially offset by an increase in other current assets in the amount of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $7.4 million primarily due to a net loss of $8.2 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $0.6 million, offset by non-cash charges of $1.4 million. Non-cash charges for the three months ended March 31, 2022 consisted primarily of depreciation and amortization expenses of $0.6 million and stock-based compensation expenses in the amount of $0.6 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $1.4 million and in other accounts payable in the amount of $0.2 million, partially offset by an increase in other current assets in the amount of $1.2 million.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $2.0 million, mainly consisting of proceeds from short-term deposits of $2.0 million.

During the three months ended March 31, 2022, net cash used in investing activities was $10.0 million, as a result of investment in short-term deposits of $10.0 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of March 31, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4.6 million with a fair value of $0.09 million. As of March 31, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6.8 million with a fair value of $0.04 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $1.1 million, mainly consisting of the issuance of Common Stock in the first closing of the PIPE of $1.5 million, partially offset by the repayment of long-term debt of $0.4 million.

During the three months ended March 31, 2022, net cash provided by financing activities was $37,000, from the issuance of Common Stock pursuant to the ATM Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 (subsequently reduced to $19,950,000) through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2023 through May 9, 2023, we did not issue any shares of Common Stock under the ATM Agreement. We may continue to sell shares under the ATM Agreement and otherwise use our effective shelf registration statement to raise additional funds from time to time.

Under the Loan Agreement, we have a Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15.0 million was advanced to us on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million (“the second tranche”), would have become available, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million (“the third tranche”), may have become available. The milestones for the second tranche and for the extension of the period of interest only payments to September 1, 2023, were not reached and have expired. The milestones for the third tranche have not yet been reached as of March 31, 2023 and we do not expect to reach them. We were required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments through September 1, 2025. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On March 31, 2022, the Prime Rate was 8.00%. On March 31, 2023, the effective interest rate was 16.79%.

Under the terms of the Loan Agreement, we granted first priority liens and security interests in substantially all of our intellectual property as collateral for the obligations thereunder. We also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent broadly marketed financing as defined up to a maximum aggregate amount of $2.0 million under the terms as afforded to other investors in such financing. The Loan Agreement also contains representations and warranties by us and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, including a liquidity covenant beginning October 1, 2022, requiring us to maintain a minimum aggregate compensating cash balance of $5.0 million, and events of default. In the event of default by us under the Loan Agreement, we may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2023, we believe we were in compliance with all covenants under the Loan Agreement.

On February 22, 2023, we entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of our Common Stock and 14,610,714 Pre-Funded Warrants at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through the PIPE. The gross proceeds from this offering are approximately $7.5 million, before deducting issuance costs. The financing closed in two parts. The first closing, which covers 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of approximately $1.5 million, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. In the first closing, we raised net proceeds of approximately $1.3 million, after deducting issuance costs of $0.2 million. The second closing for the remaining Securities was contingent upon approval of the issuance of the additional Securities under the Securities Purchase Agreement by our stockholders in accordance with NYSE American rules, which approval occurred on April 24, 2023. The second closing, which covered 12,797,957 shares of Common Stock and 11,834,286 Pre-Funded Warrants for gross proceeds of approximately $6.0 million, occurred on May 4, 2023. In the second closing, we raised gross proceeds of approximately $6.0 million, before deducting issuance costs.

Outlook

We have accumulated a deficit of $143.2 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of March 31, 2023, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $30.3 million and the additional proceeds following closing of the second part of the PIPE in the amount of approximately $6 million will be sufficient to fund our operations until into the third quarter of 2024.

Consistent with our ongoing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity, including under our ATM Agreement, issuance of debt securities, loans, and possibly additional grants from the IIA or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS, for a period of less than one year.

As of March 31, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4.6 million. As of March 31, 2022, we had outstanding foreign exchange contracts in the amount of approximately $6.8 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIOMX INC.

Date: May 15, 2023	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)