Form 10-Q
period 2023-06-30
BiomX Inc.
filed 2023-08-09
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 3, 2023, 45,979,730 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, our clinical and pre-clinical development program, including timing, milestones and the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates and the sufficiency of financial resources and financial needs and ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	our ability to continue as a going concern absent access to sources of liquidity;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	political, economic and military instability in the State of Israel, and in particular, the proposed judicial and other legislation by the Israeli government;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	expected benefits from FDA fast track designation for our BX004 product candidate;

ii

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	delays in developing manufacturing processes for our product candidates;

●	the continued impact of general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents; and

●	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or, the 2022 Annual Report.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2023	December 31, 2022
ASSETS

Current assets

Cash and cash equivalents		29,711	31,332
Restricted cash		951	962
Short-term deposits		-	2,000
Other current assets	4	2,528	2,587
Total current assets		33,190	36,881

Non-current assets
Operating lease right-of-use assets		3,673	3,860
Property and equipment, net		4,390	4,790
Total non-current assets		8,063	8,650
		41,253	45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

		As of
	Note	June 30, 2023	December 31, 2022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable		2,228	820
Current portion of lease liabilities		654	687
Other accounts payable	5	3,394	2,150
Current portion of long-term debt	7	5,391	4,282
Total current liabilities		11,667	7,939

Non-current liabilities
Contract liability		1,976	1,976
Long-term debt, net of current portion	7	8,159	10,591
Operating lease liabilities, net of current portion		3,396	3,798
Other liabilities		190	188
Total non-current liabilities		13,721	16,553

Commitments and Contingencies	6

Stockholders’ equity	8

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of June 30, 2023 and December 31, 2022. No shares issued and outstanding as of June 30, 2023 and December 31, 2022.		-	-
Common Stock, $0.0001 par value; Authorized - 120,000,000 shares as of June 30, 2023 and December 31, 2022. Issued –45,979,730 shares as of June 30, 2023 and 29,982,282 shares as of December 31, 2022. Outstanding 45,974,030 shares as of June 30, 2023 and 29,976,582 shares as of December 31, 2022.		3	2

Additional paid in capital		165,435	157,838
Accumulated deficit		(149,573)	(136,801)
Total stockholders’ equity		15,865	21,039
		41,253	45,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022

Research and development (“R&D”) expenses, net		3,818	4,584	8,382	9,513
Amortization of intangible assets		-	379	-	759
General and administrative expenses		2,255	2,361	3,899	4,838

Operating loss		6,073	7,324	12,281	15,110

Other income		(90)	-	(181)	-
Interest expenses		745	488	1,310	949
Finance income, net		(325)	(339)	(652)	(426)

Loss before tax		6,403	7,473	12,758	15,633

Tax expenses		8	9	14	18

Net loss		6,411	7,482	12,772	15,651

Basic and diluted loss per share of Common Stock	9	0.12	0.25	0.31	0.53

Weighted average number of shares of Common Stock outstanding, basic and diluted		51,552,923	29,774,709	41,860,338	29,764,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	29,976,582	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under Private Investment in Public Equity (“PIPE”), net of $176 issuance costs**	3,199,491	*	1,293	-	1,293
Stock-based compensation expenses	-	-	175	-	175
Net loss	-	-	-	(6,361)	(6,361)

Balance as of March 31, 2023	33,176,073	2	159,306	(143,162)	16,146

Issuance of Common Stock and warrants under PIPE, net of $157 issuance costs**	12,797,957	1	5,858		5,859
Stock-based compensation expenses	-	-	271		271
Net loss				(6,411)	(6,411)

Balance as of June 30, 2023	45,974,030	3	165,435	(149,573)	15,865

(*)	Less than $1.

(**)	See Note 8A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement, net of $1 issuance costs**	27,171	*	37	-	37
Stock-based compensation expenses	-	*	615	-	615
Net loss	-	*	-	(8,169)	(8,169)

Balance as of March 31, 2022	29,774,709	2	156,669	(116,653)	40,018
Stock-based compensation expenses	-	-	184	-	184
Proceeds on account of shares	-	-	19	-	19
Net loss	-	-	-	(7,482)	(7,482)

Balance as of June 30, 2022	29,774,709	2	156,872	(124,135)	32,739

(*)	Less than $1.

(**)	See Note 8A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(12,772)	(15,651)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	440	1,267
Stock-based compensation	446	799
Amortization of debt issuance costs	331	251
Finance income, net	(180)	(79)
Changes in other liabilities	2	(6)
Capital loss, net	-	5
Changes in operating assets and liabilities:
Other current assets	59	1,941
Trade accounts payable	1,353	(1,139)
Other accounts payable	1,238	(3,059)
Net change in operating leases	(39)	(777)
Net cash used in operating activities	(9,122)	(16,448)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(10,000)
Proceeds from short-term deposits	2,000	2,000
Purchases of property and equipment	(11)	(74)
Net cash provided by (used in) investing activities	1,989	(8,074)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	-	37
Proceeds on account of shares of Common Stock	-	19
Issuance of Common Stock and warrants under PIPE	7,485	-
Issuance costs from PIPE	(301)
Repayment of long-term debt	(1,654)	-
Net cash provided by financing activities	5,530	56

Decrease in cash and cash equivalents and restricted cash	(1,603)	(24,466)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(29)	79

Cash and cash equivalents and restricted cash at the beginning of the period	32,294	63,095

Cash and cash equivalents and restricted cash at the end of the period	30,662	38,708

Reconciliation of amounts on consolidated balance sheets
Cash and cash equivalents	29,711	37,745
Restricted cash	951	963
Total cash and cash equivalents and restricted cash	30,662	38,708

Supplemental disclosures of cash flow information
Cash paid for interest	992	692
Taxes paid	14	18
Uncollected proceeds from sale of property and equipment	-	3
Issuance costs from PIPE included in trade accounts payable	32	-
Property and equipment purchases included in accounts payable and other payables	29	-

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

On October 29, 2019, the Company merged with BiomX Israel, who survived the merger as a wholly owned subsidiary of BiomX Inc. The Company acquired all outstanding shares of BiomX Israel. In exchange, shareholders of BiomX Israel received 15,069,058 shares of the Company’s Common Stock, representing 65% of the total shares issued and outstanding after the acquisition (“Recapitalization Transaction”). BiomX Israel was deemed the “accounting acquirer” due to the largest ownership interest in the Company. The Company’s shares of Common Stock and units are traded on the NYSE American under the symbols PHGE and PHGE.U, respectively. The registered warrants that the Company issued as part of its initial public offering were traded on the NYSE American under the symbol PHGE.WS and were delisted on June 2, 2023.

Since June 5, 2023, such registered warrants are quoted on the Over-the-Counter Market under the symbol PHGEW.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, focusing its efforts on cystic fibrosis and to a lesser degree on atopic dermatitis. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel.

Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $149,573 as of June 30, 2023. The Company’s management is of the opinion that its available funds as of June 30, 2023, are not sufficient to fund its operations for at least one year from the issuance date of these financial statements. Consistent with its continuing research and development activities, the Company expects to continue to incur additional losses and negative cash flows from operations for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) (see note 6) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay or reduce its research and development programs. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern.

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

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for smaller reporting companies (as defined by the rules under the Securities Exchange Act of 1934, as amended) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company adopted the guidance on January 1, 2023, and has concluded that the adoption did not have a material impact on its consolidated financial statements.

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

There were no changes in the fair value hierarchy levelling during the six months ended June 30, 2023 and year ended December 31, 2022.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	25,755	-	-	25,755
	25,755	-		25,755
Liabilities:
Contingent consideration	-	-	150	150
Foreign exchange contracts payable	-	55	-	55
		55	150	205

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	27,824	-	-	27,824
	27,824		-	27,824
Liabilities:
Contingent consideration	-	-	148	148
Foreign exchange contracts payable		55		55
	-	55	148	203

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other accounts payable, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.99% to 4.13%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. The change in contingent consideration for the six months ended June 30, 2023 and June 30, 2022 resulted from revaluation.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of June 30, 2023, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,703 with a fair value liability of $55. As of December 31, 2022, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,547 with a fair value liability of $55.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 4 – OTHER CURRENT ASSETS

	June 30, 2023	December 31, 2022

Government institutions	138	90
Prepaid insurance	1,287	1,410
Other prepaid expenses	163	84
Grants receivables	657	567
Other	283	436
Other current assets	2,528	2,587

NOTE 5 – OTHER ACCOUNTS PAYABLE

	June 30, 2023	December 31, 2022

Employees and related institutions	1,284	800
Accrued expenses	1,194	887
Government institutions	178	166
Deferred fees from collaboration agreements and prepaid sublease income	684	242
Other	54	55
	3,394	2,150

NOTE 6 – COMMITMENTS AND CONTINGENCIES

A.

In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate revised budget of NIS 6,753 (approximately $2,118). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through June 30, 2023, the Company received NIS 5,289 (approximately $1,622) from the IIA with respect to these programs.

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through June 30, 2023, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through June 30, 2023, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2023 through December 2023. Through June 30, 2023, the Company received NIS 1,185 (approximately $328) from the IIA with respect to this program.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Cont.)

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the dollar. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2023; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through June 30, 2023, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through June 30, 2023, the Company had received an aggregate amount of $7,563 (NIS 25,825) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $6,973. As of June 30, 2023, the Company had a contingent obligation to the IIA in the amount of approximately $7,325 including annual interest of LIBOR linked to the dollar.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Even though the IIA has not declared the alternative benchmark rate to replace the LIBOR, the Company does not expect it will have a significant impact on its financial statements.

B.	On June 23, 2022 (“Effective Date”), BiomX Israel entered into a new research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for IBD. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months after the Effective Date or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations according to the input model method on a cost-to-cost basis. The remainder of the consideration is recorded as other accounts payable in the condensed consolidated balance sheets. During the six and three months ended June 30, 2023, the Company recorded $256 and $131 in the condensed consolidated statements of operations as a reduction of R&D expenses. Through June 30, 2023, the Company received total funds of $1,200 from BI with respect to this agreement.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10,000 (“the second tranche”), would have become available, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5,000 (“the third tranche”), may become available. The milestones for the second tranche and for the extension of the period of interest only payments to September 1, 2023, were not reached and have expired. The milestones for the third tranche have not yet been reached as of June 30, 2023 and the Company does not expect to reach them. The Company was required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments through September 1, 2025.

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

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On June 30, 2023, the Prime Rate was 8.25%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On June 30, 2023, the effective interest rate was 19.13%.

As of June 30, 2023, the carrying value of the term loan consists of $13,346 principal outstanding in addition to the unamortized debt discount, issuance costs and End of Term Charge of approximately $204. The End of Term Charge of $983 is recognized over the life of the term loan as interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which is being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $1,310 and $745 for the six and three months ended June 30, 2023 and $949 and $488 for the six and three months ended June 30, 2022.

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

Future principal payments for the long-term debt are as follows:

June 30, 2023
2023	$2,601
2024	5,785
2025	4,960
Total principal payments	13,346
Unamortized discount, debt issuance costs and accretion of End of Term Charge	204
Total future principal payments	$13,550
Current portion of long-term debt	(5,391)
Long-term debt, net	$8,159

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY

A.	Share Capital:

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of its Common Stock and 14,610,714 pre-funded warrants (the “Pre-Funded Warrants”, and collectively, the “Securities”) at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through a PIPE. The gross proceeds from this offering are approximately $7,484, before deducting issuance costs. The offering closed in two parts. The first closing, which covered 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of $1,469, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the first closing, the Company raised net proceeds of $1,293, after deducting issuance costs of $176. On April 24, 2023, the Company’s stockholders approved the issuance of up to 24,632,243 shares of Common Stock, comprised of shares and shares underlying Pre-Funded Warrants, in accordance with NYSE American rules. On May 4, 2023, the Company completed the second closing of the offering and issued an aggregate of 12,797,957 shares of Common Stock and 11,834,286 Pre-Funded Warrants. Such Pre-Funded Warrants became exercisable on May 4, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the second closing, the Company raised net proceeds of $5,859, after deducting issuance costs of $157.

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

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company may elect, from time to time, to offer and sell shares of Common Stock with an aggregate offering price of up to $50,000, with Jefferies acting as sales agent. During the six months ended June 30, 2023, the Company did not sell any shares of Common Stock under the ATM Agreement. During the six months ended June 30, 2022, the Company sold 27,171 shares of Common Stock under the ATM Agreement, at an average price of $1.36 per share, raising aggregate net proceeds of approximately $37, after deducting an aggregate commission of $1.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the Cystic Fibrosis Foundation (“CF Foundation”), an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company had the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company had the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation would not have any right to receive additional shares. The Company waived its right to receive the second tranche of $2,000 mentioned above, as the CF Foundation decided to participate in the PIPE and invested an aggregate amount of $2,000.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

Warrants:

As of June 30, 2023, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Placement Warrants	IPO (December 13, 2018)	December 13, 2023	11.50	2,900,000
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
Pre-Funded Warrants	February 27, 2023		0.001	2,776,428
Pre-Funded Warrants	May 4, 2023		0.001	11,834,286
				23,823,215

B.	Stock-based Compensation:

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

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model, using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Underlying value of Common Stock ($)	0.40	0.66-1.41
Exercise price ($)	0.40	0.66-1.41
Expected volatility (%)	94.3	85.3-87
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	4.21	2.5-3.39

The cost of the benefit embodied in the options granted during the six months ended June 30, 2023, based on their fair value as of the grant date, is estimated to be approximately $487. These amounts will be recognized in statements of operations over the vesting period.

(1)	A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30, 2023
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	4,769,441	$2.93	$40
Granted	1,543,000	$0.40
Forfeited	(285,933)	$2.20
Expired	(91,766)	$5.74
Exercised	-	$-
Outstanding at the end of period	5,934,742	$2.26	$78
Exercisable at the end of period	3,103,014	$3.03
Weighted average remaining contractual life of outstanding options – years as of June 30, 2023	7.20

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 8 – STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based Compensation: (Cont.)

Warrants:

As of June 30, 2023, the Company had the following outstanding compensation related warrants to purchase Common Stock:

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

(2)	The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses, net	84	(10)	171	248
General and administrative	187	194	275	551
	271	184	446	799

NOTE 9 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration. Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share for the six months ended June 30, 2023 does not include 5,934,742, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

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

On May 24, 2022, we announced a corporate restructuring, or the Corporate Restructuring, whereby we announced that we plan to prioritize the CF program and delay the Company’s atopic dermatitis, or AD, program. The Corporate Restructuring was intended to extend the Company’s capital resources and included the laying off of approximately 42% of our employees.

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

Part 2 of the Phase 1b/2a trial is designed to evaluate the safety and efficacy of BX004 in at least 24 CF patients randomized to a treatment or placebo cohort in a 2:1 ratio. Results from Part 2 are expected in November 2023.

In August 2023, the FDA granted BX004 Fast Track designation for the treatment of chronic respiratory infections caused by P. aeruginosa bacterial strains in patients with CF. The FDA’s Fast Track designation is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and address significant unmet medical needs. The FDA defines addressing a significant unmet medical need as providing a therapy where none exists or providing a therapy which may be potentially better than available therapies. The benefits of Fast Track designation include but are not limited to early and frequent communication with the FDA throughout the entire drug development and review process. In addition, a drug with Fast Track designation is eligible for rolling submission and priority review of its Biologics License Application and/or New Drug Application. These assure that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	USD in thousands
Research and development (“R&D”) expenses, net	3,818	4,584
Amortization of intangible assets	-	379
General and administrative expenses	2,255	2,361
Operating loss	6,073	7,324
Other income	(90)	-
Interest expenses	745	488
Finance income, net	(325)	(339)
Loss before tax	6,403	7,473
Tax expenses	8	9
Net loss	6,411	7,482
Basic and diluted loss per share of Common Stock	0.12	0.25
Weighted average number of shares of Common Stock outstanding, basic and diluted	51,552,293	29,774,709

R&D expenses, net (net of grants received from the IIA, and consideration from research collaborations) were $3.8 million for the three months ended June 30, 2023, compared to $4.6 million for the three months ended June 30, 2022. The decrease of $0.8 million, or 17%, is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses that resulted from a reduction in workforce, as part of the Corporate Restructuring, a decrease due to the delay in pre-clinical and clinical activities related to our AD product candidate, BX005, and higher proceeds from collaboration agreements in the 2023 period, offset by an increase in expenses related to conducting the clinical trial of our CF product candidate, BX004. We recorded $0.4 million and $0.3 million of IIA grants during the three months ended June 30, 2023 and 2022, respectively.

Amortization of intangible assets ended on December 31, 2022 as the intangible asset was fully amortized.

General and administrative expenses were $2.3 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022. The decrease of $0.1 million, or 4%, is primarily due to a decrease in the Company’s directors’ and officers’ insurance premium.

Other income was $0.1 million for the three months ended June 30, 2023 and consisted of proceeds from a sub-lease agreement for a portion of our office space in Ness Ziona, Israel starting August 2022.

Interest expenses were $0.7 million for the three months ended June 30, 2023 compared to $0.5 million for the three months ended June 30, 2022. The increase of $0.2 million, or 40%, is due to an increasing interest rate under our loan from Hercules Capital, Inc., or the Hercules Loan, entered into in August 2021.

Finance income, net was $0.3 million for each of the three months ended June 30, 2023 and June 30, 2022. The interest income increased as a result of rising interest rates, partially offset by appreciation of the U.S. dollar against the NIS.

Basic and diluted loss per share of Common Stock was $0.12 for the three months ended June 30, 2023, compared to $0.25 for the three months ended June 30, 2022. The decrease in diluted loss per share of $0.13, or 52%, is due mainly to the increase in outstanding shares resulting from the first and second closings of the PIPE in February 2023 and May 2023 as well as to a decrease in our operating loss.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	USD in thousands
R&D expenses, net	8,382	9,513
Amortization of intangible assets	-	759
General and administrative expenses	3,899	4,838
Operating loss	12,281	15,110
Other income	(181)	-
Interest expenses	1,310	949
Finance income, net	(652)	(426)
Loss before tax	12,758	15,633
Tax expenses	14	18
Net loss	12,772	15,651
Basic and diluted loss per share of Common Stock	0.31	0.53
Weighted average number of shares of Common Stock outstanding, basic and diluted	41,860,338	29,764,588

R&D expenses, net (net of grants received from the IIA, and considerations from research collaborations) were $8.4 million for the six months ended June 30, 2023, compared to $9.5 million for the six months ended June 30, 2022. The decrease of $1.1 million, or 12%, is primarily due to a decrease in salaries and related expenses and stock-based compensation expenses due to a reduction in workforce, as a result of the Corporate Restructuring and due to the delay in pre-clinical and clinical activities related to our AD product candidate, BX005. In addition, the decrease is due to higher proceeds from collaboration agreements in the 2023 period, partially offset by an increase in clinical activities in the development of BX004, our product candidate for the treatment of CF. We recorded $0.7 million of IIA grants during each of the six months ended June 30, 2023 and June 30, 2022.

General and administrative expenses were $3.9 million for the six months ended June 30, 2023, compared to $4.8 million for the six months ended June 30, 2022. The decrease of $0.9 million, or 19%, is primarily due to a decrease in the Company’s directors’ and officers’ insurance premium and due to a decrease in stock-based compensation.

Other income was $0.2 million for the six months ended June 30, 2023 and consisted of proceeds from a sub-lease agreement for a portion of our office space in Ness Ziona, Israel starting August 2022.

Interest expenses were $1.3 million for the six months ended June 30, 2023, compared to $0.9 for the six months ended June 30, 2022. The increase of $0.4 million, or 44%, is due to an increasing interest rate under our loan from the Hercules Loan.

Finance income, net was $0.7 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022. The increase in finance income, net of $0.3 million, or 75%, is primarily due to rising interest rates, which resulted in higher interest income.

Basic and diluted loss per share of Common Stock was $0.31 for the six months ended June 30, 2023, compared to $0.53 for the six months ended June 30, 2022. The decrease in diluted loss per share of $0.22, or 42%, is due mainly to the increase in outstanding shares resulting from the first and second closings of the PIPE in February 2023 and May 2023 as well as to a decrease in our operating loss.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements only into the third quarter of 2024. In the past, we revised our operating plans in order to reduce expenses including the Corporate Restructuring, which significantly reduced our expenses related to employees, and, subleasing a portion of our office space in Ness Ziona, Israel. We currently plan to continue to focus primarily on BX004, our product candidate for CF and continue our efforts to advance the development plan of BX005, our product candidate for AD. Although we recently completed the PIPE, in the future we will likely require or desire additional funds to support our operating expenses, capital requirements, resumption of our development plans for BX003 or our development plan in CRC or for other purposes. Accordingly, we are exploring and expect to further explore, raising such additional funds through public or private equity, debt financings, loans, governmental or other grants or collaborative agreements or from other sources, as well as under the ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company’s ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	USD in thousands
Net cash used in operating activities	(9,122)	(16,448)
Net cash provided by (used in) investing activities	1,989	(8,074)
Net cash provided by financing activities	5,530	56
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(29)	79
Net increase (decrease) in cash and cash equivalents	(1,632)	(24,387)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $9.2 million primarily due to a net loss of $12.8 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $2.6 million, offset by non-cash charges of $1.0 million. Non-cash charges for the six months ended June 30, 2023 consisted primarily of depreciation and amortization expenses of $0.4 million and stock-based compensation expenses in the amount of $0.4 million. Net changes in our operating assets and liabilities consisted primarily of an increase in trade accounts payable of $1.3 million primarily due to expenses related to conducting the clinical trial of our CF product candidate, BX004, and in other accounts payable in the amount of $1.2 million, partially offset by an increase in other current assets in the amount of $0.1 million.

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

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $2.0 million, mainly consisting of proceeds from short-term deposits of $2.0 million.

During the six months ended June 30, 2022, net cash used in investing activities was $8.1 million, as a result of the net change in investment in short-term deposits of $8.0 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of June 30, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.7 million with a fair value of $0.55 million. As of June 30, 2022, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $6.4 million with a fair value of $0.2 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $5.5 million, mainly consisting of the issuance of Common Stock in the first and second closings of the PIPE of $7.2 million net of issuance costs, partially offset by the repayment of long-term debt of $1.7 million under the Loan Agreement.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.06 million, mainly due to the issuance of Common Stock pursuant to the ATM Agreement referred to below.

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, we entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations in the ATM Agreement, we may elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000,000 (subsequently reduced to $19,950,000) through Jefferies acting as sales agent. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2023 through August 3, 2023, we did not issue any shares of Common Stock under the ATM Agreement. We may continue to sell shares under the ATM Agreement and otherwise use our effective shelf registration statement to raise additional funds from time to time.

Under the Loan Agreement, we have a Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15.0 million was advanced to us on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022, a loan in the aggregate principal amount of up to $10.0 million (“the second tranche”), would have become available, and upon the occurrence of specified milestones and continuing through September 30, 2023, a loan in the aggregate principal amount of up to $5.0 million (“the third tranche”), may have become available. The milestones for the second tranche and for the extension of the period of interest only payments to September 1, 2023, were not reached and have expired. The milestones for the third tranche have not yet been reached as of June 30, 2023 and we do not expect to reach them. We were required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments through September 1, 2025. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On June 30, 2023, the Prime Rate was 8.5%. On June 30, 2023, the effective interest rate was 19.13%.

Under the terms of the Loan Agreement, we granted first priority liens and security interests in substantially all of our intellectual property as collateral for the obligations thereunder. We also granted Hercules the right, at their discretion, to participate in any closing of any single subsequent broadly marketed financing as defined up to a maximum aggregate amount of $2.0 million under the terms as afforded to other investors in such financing. The Loan Agreement also contains representations and warranties by us and Hercules, indemnification provisions in favor of Hercules and customary affirmative and negative covenants, including a liquidity covenant beginning October 1, 2022, requiring us to maintain a minimum aggregate compensating cash balance of $5.0 million, and events of default. In the event of default by us under the Loan Agreement, we may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2023, we believe we were in compliance with all covenants under the Loan Agreement.

On February 22, 2023, we entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of our Common Stock and 14,610,714 Pre-Funded Warrants at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through the PIPE. The gross proceeds from this offering were approximately $7.5 million, before deducting issuance costs. The financing closed in two parts. The first closing, which covered 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of approximately $1.5 million, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. In the first closing, we raised net proceeds of approximately $1.3 million, after deducting issuance costs of $0.2 million. The second closing for the remaining Securities was contingent upon approval of the issuance of the additional securities under the Securities Purchase Agreement by our stockholders in accordance with NYSE American rules, which occurred on April 24, 2023. The second closing, which covered 12,797,957 shares of Common Stock and 11,834,286 Pre-Funded Warrants occurred on May 4, 2023. In the second closing, we raised net proceeds of approximately $5.9 million, after deducting issuance costs of $0.2 million.

Outlook

We have accumulated a deficit of $149.6 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of June 30, 2023, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $30.7 million will be sufficient to fund our operations only into the third quarter of 2024.

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

As of June 30, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.7 million. As of June 30, 2022, we had outstanding foreign exchange contracts in the amount of approximately $6.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2022 Annual Report, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in the 2022 Annual Report, except as noted below.

Risks Relating to Going Concern

We have concluded that there is substantial doubt about our ability to continue as a going concern. We have accumulated a deficit of $149.6 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. As of June 30, 2023, we had $30.7 million of cash and cash equivalents, including amounts we received as a loan from Hercules.

As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, based on these challenges, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year after the date of issuance of these financial statements, or August 9, 2024. Our continuation as a going concern is dependent upon many factors, including our ability to raise additional funds, the success of our clinical trial for CF, and our ability to repay our loan to Hercules and other obligations when due. We cannot be sure that we will be able to obtain any future funding, and any such funding we may obtain may not be sufficient to finance our operations and to repay our debt to Hercules. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

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

BIOMX INC.

Date: August 9, 2023	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)