Form 10-K
period 2023-12-31
BiomX Inc.
filed 2024-04-04
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 0001-38762

BIOMX INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Einstein St., Floor 4, Ness Ziona, Israel	7414003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 723942377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one warrant exercisable for one-half of one share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American

Securities registered pursuant to Section 12(g) of the Act

Warrants, each exercisable for one-half of one share of common stock, $0.0001 par value, at an exercise price of $11.50 per share.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

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

On June 30, 2023, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of Common Stock held by non-affiliates of the Registrant was $16,530,774 based on the closing sale price of the Registrant’s shares of Common Stock on June 30, 2023 (the last trading day of the fiscal quarter) of $0.36 per share.

The number of shares outstanding of the Registrant’s shares of Common Stock as of March 28, 2024 was 55,220,077.

BIOMX INC.

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

On March 15, 2024, BiomX Inc. acquired Adaptive Phage Therapeutics, Inc., a Delaware corporation, or APT, and such acquisition, the Acquisition, pursuant to an agreement and plan of merger, or the Merger Agreement, by and among BiomX Inc., APT, BTX Merger Sub I, Inc., a Delaware corporation, and BTX Merger Sub II, LLC, a Delaware limited liability company. References in this Annual Report on Form 10-K , or the Annual Report to the “Company,” “BiomX,” “we,” “us” or “our” mean BiomX Inc. and its consolidated subsidiaries, including APT, unless otherwise expressly stated or the context indicates otherwise, provided, however, that all financial information included in this Annual Report, including financial information as of and for the years ended December 31, 2023 and December 31, 2022 and other information as of a date before March 15, 2024, unless noted specifically, does not include APT. References in this Annual Report to BiomX Ltd. mean BiomX Ltd., our wholly owned Israeli subsidiary. The description of the Company herein describes the post Acquisition Company and reflects the integration of APT’s business. As further described elsewhere in this Annual Report, on October 28, 2019, Chardan Healthcare Acquisition Corp., a special purpose acquisition company, combined with BiomX Ltd. in the Business Combination (as defined below) and changed its name to BiomX Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. The statements contained in this Annual Report that are not purely historical are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Annual Report include, but are not limited to, statements regarding our disclosure concerning our operations, cash flows, financial position and also regarding our preclinical and clinical development plans, the safety, tolerability and efficacy of our phage therapy and the conducting, design, aims and timing of its preclinical and clinical studies and announcing results thereof.

Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and "Business.” The risks and uncertainties include, but are not limited to:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the integration of the operations of APT into the Company;

●	the receipt of our stockholders’ approval to certain proposals relating to the Acquisition and related private investment transaction;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	political, economic and military instability in the State of Israel, and in particular, the war in Gaza following the October 7 attack, additional potential conflicts with other middle eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents; and

●	other factors discussed in the section of this report entitled “Risk Factors” beginning on page 29.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our management’s potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. While these statements are based upon information available to us as of the filing date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors discussed in the section of this Annual Report entitled “Risk Factors”. Except as may be required by applicable law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission or the SEC, after the date of this Annual Report.

RISK FACTORS SUMMARY

The summary below provides an overview of many of the risks the Company faces, and a more detailed discussion of risks can be found in Item 1A. “Risk Factors” below. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	We are a clinical-stage company with limited operating history and have incurred losses since our inception. We anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

●	We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

●	Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	There is no guarantee that our acquisition of APT will increase stockholder value.

●	We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the potential success and time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

●

We are required to use reasonable best efforts to solicit stockholder approval for the conversion of shares of Convertible Preferred Stock (as defined below) and the exercise of the Warrants (as defined below) issued in the Acquisition (as defined below) and the March 2024 PIPE (as defined below). If we do not obtain such approval within 150 days of the initial issuance of the Convertible Preferred Stock, we could be required to cash settle the Convertible Preferred Stock.

●	Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

●	We have not completed composition development of our product candidates.

●	We may not be successful in our efforts to identify or discover additional product candidates.

●

We intend to continue to rely on our BOLT proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

●	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have never generated any revenue from product sales and may never be profitable or, if achieved, may not sustain profitability.

●	Results from preclinical studies of our product candidates may not be predictive of the results of clinical trials or later stage clinical development.

●	Our product candidates are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market or develop our product candidates.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and other consequences.

●	Even if we receive regulatory approval of any product candidates for therapeutic indications, we will be subject to ongoing regulatory compliance obligations and continued regulatory review which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●

Any products that we may develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could make it difficult for us to sell any product candidates or therapies profitably.

●	Ongoing health care legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

●	The license agreements we maintain, including the Yeda 2015 License Agreement (as defined below), are important to our business. If we or the other parties to our license agreements fail to adequately perform under the license agreements, or if we or they terminate the license agreements, the development, testing, manufacture, production and sale of our phage-based therapeutic product candidates would be delayed or terminated, and our business would be adversely affected.

●	We are highly dependent on intellectual property licensed from third parties, and termination or limitation of any of these licenses could result in the loss of significant rights and materially harm our business.

●	We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

●	If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and/or royalties, and forced to defend against litigation.

●

We rely on our proprietary product platform to identify phage-based therapies. Our competitive position could be materially harmed if our competitors develop a similar platform and develop rival product candidates.

●

We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

●

If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business.

●

Third-party relationships are important to our business. If we are unable to maintain our collaborations or enter into new relationships, or if these relationships are not successful, our business could be adversely affected.

●	Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent war with Hamas and other terrorist organizations from the Gaza Strip

v

●

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

●

It may be difficult to enforce a U.S. judgment against us or our officers and directors in Israel or the United States or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

●	Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

●	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants and options or conversion of our Convertible Preferred Stock, which upon exercise or conversion may result in dilution to our security holders.

●	We have never paid dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

●	Our Public Warrants (as defined below) have been delisted, and we may be unable to maintain the listing of our securities in the future.

●	The market price of our Common Stock and other securities may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

●	As a “smaller reporting company” we are permitted to provide less disclosure than larger public companies, which may make our Common Stock less attractive to investors.

●	Our success depends, in part, on our ability to retain key executives and to attract, retain and motivate qualified personnel.

●	Expectations relating to environmental, social and governance (ESG) programs may impose additional costs and expose us to new risks.

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as cystic fibrosis, or CF and diabetic foot osteomyelitis, or DFO. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

Based on the urgency of treating the infection (whether acute or chronic), the susceptibility of the target bacteria to phage (e.g. the ability to identify a phage cocktail that would target a broad range of bacterial strains) and other considerations, we offer two phage-based product types:

(1)	Fixed cocktail therapy – in this approach a single product containing a fixed number of selected phages is developed to cover a wide range of bacterial strains, thus allowing treatment of broad patient populations with the same product. Fixed cocktails are developed using our proprietary BOLT platform, in which high throughput screening, directed evolution, and bioinformatic approaches are leveraged to produce an optimal phage cocktail.

(2)	Personalized therapy – in this approach a large library of phages is developed, of which single optimal phages are personally matched to treat specific patients. Matching optimal phages with patients is carried out using a proprietary phage susceptibility testing, or PST, where multiple considerations are analyzed simultaneously – allowing for an efficient screen of the phage library while maintaining short turnaround times.

In our therapeutic programs, we focus on using phage therapy to target specific strains of pathogenic bacteria that are associated with diseases. Our phage-based product candidates are developed utilizing our BOLT proprietary research and development platform. The BOLT platform is unique, employing cutting edge methodologies and capabilities across disciplines including computational biology, microbiology, synthetic engineering of phage and their production bacterial hosts, bioanalytical assay development, manufacturing and formulation, to allow agile and efficient development of natural or engineered phage combinations, or cocktails. The cocktail contains phage with complementary features and is optimized for multiple characteristics such as broad target host range, ability to prevent resistance, biofilm penetration, stability and ease of manufacturing.

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and combine different phage, both naturally occurring and created using synthetic engineering, to develop these treatments.

Our Product Pipeline

The chart below identifies our product candidates’ pipeline, their current status and expected timing for upcoming milestones. We do not have any products approved or available for sale, our product candidates are still in the preclinical and clinical development stages, and we have not generated any revenue from product sales.

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

The Phase 1b/2a trial in CF patients with chronic respiratory infections caused by P. aeruginosa. was comprised of two parts. The study design was based on recommendations from the Cystic Fibrosis Therapeutic Development Network.

In February 2023, we announced positive results from Part 1 of the Phase 1b/2a trial evaluating BX004. Part 1 evaluated the safety, tolerability, pharmacokinetics, or PK, and microbiologic activity of BX004 over a 7-day ascending treatment period in nine CF patients (7 on BX004, 2 on placebo) with chronic P. aeruginosa pulmonary infection in a single ascending dose and multiple dose design.

Results from Part 1 of the Phase 1b/2a trial included the following findings: No safety events related to treatment with BX004 occurred; Mean P. aeruginosa colony forming units, or CFU, at Day 15 (compared to baseline): -1.42 log (BX004) vs. -0.28 log (placebo). This reduction was seen on top of standard of care inhaled antibiotics; Phage were detected in all patients treated with BX004 during the dosing period, including in several patients up to Day 15 (one week after end of therapy); no phage were detected in patients receiving placebo; there was no evidence of treatment-related resistance to BX004 during or after treatment , compared to placebo; and as expected due to the short duration of treatment, there was no detectable effect on % predicted forced expiratory volume in 1 second, or FEV1.

In November 2023, we announced positive topline results from Part 2 of the Phase 1b/2a trial evaluating BX004. The objectives of Part 2 of the Phase 1b/2a trial were to evaluate the safety and tolerability of BX004 in a larger number of CF patients dosed for a longer treatment duration than Part 1 of the study, with the anticipation that the longer treatment might result in greater effects than in the Part 1. In Part 2, 34 CF patients were randomized in a 2:1 ratio with 23 CF patients receiving BX004 and 11 patients receiving placebo via nebulization twice daily for 10 days.

Key results from Part 2 of the Phase 1b/2a trial included the following findings:

●	Study drug was safe and well-tolerated, with no related SAEs (serious adverse events) or related APEs (acute pulmonary exacerbations) to study drug.

●	In the BX004 arm, 3 out of 21 (14.3%) patients with quantitative CFU at baseline converted to sputum culture negative for P. aeruginosa after 10 days of treatment (including 2 patients after 4 days) compared to 0 out of 10 (0%) in the placebo arm.

●	BX004 vs. placebo showed a positive clinical effect in a predefined subgroup of patients with reduced baseline lung function (FEV1<70%). Difference between groups at Day 17: relative FEV1 improvement of 5.67% (change from baseline +1.46 vs. -4.21) and +8.87 points in Cystic Fibrosis Questionnaire-Revised (CFQR) respiratory symptom scale (change from baseline +2.52 vs. -6.35).

●	In full population, BX004 vs. placebo P. aeruginosa levels were more variable in sputum, potentially driven by aligning initiation of study drug administration with the initiation of standard of care antibiotic treatment regimen. In a prespecified subgroup of patients on standard of care inhaled antibiotics on continuous regimen, BX004 vs. placebo reduced sputum P. aeruginosa levels at Day 10: difference in change from baseline between groups of -2.8 log10 CFU/g sputum (change from baseline -2.91 vs -0.11), exceeding Part 1 results.

●	Alternating/cycling background antibiotic regimen likely associated with fluctuations in P. aeruginosa levels potentially confounding the ability to observe a P. aeruginosa reduction in this subgroup.

●	During the study period, based on current available data, no evidence of treatment-related phage resistance was observed in patients treated with BX004 compared to placebo.

In August 2023, the FDA granted BX004 Fast Track designation for the treatment of chronic respiratory infections caused by P. aeruginosa bacterial strains in patients with CF. In addition, in December 2023, BX004 received orphan drug designation from the FDA.

BiomX expects to initiate a randomized, double blind, placebo-controlled, multi-center Phase 2b study in CF patients with chronic P. aeruginosa pulmonary infections in the fourth quarter of 2024. The study is designed to enroll approximately 60 patients randomized at a 2:1 ratio to BX004 or placebo. Treatment is expected to be administered via inhalation twice daily for a duration of 8 weeks. The study is designed to monitor the safety and tolerability of BX004 and is designed to demonstrate improvement in microbiological reduction of P. aeruginosa burden and evaluation of effects on clinical parameters such as lung function measured by FEV1 and patient reported outcomes. Study results are expected in the third quarter 2025.

BX211 – Treatment of Diabetic Foot Osteomyelitis (DFO)

BX211 is a personalized phage therapy for the treatment of DFO associated with Staphylococcus aureus, or S. aureus. The personalized phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrating the potential benefit in treating osteomyelitis using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFO patient support our approach of using phage therapy to treat DFO.

The ongoing randomized, double-blind, placebo-controlled, multi-center phase 2 study investigating the safety, tolerability, and efficacy of BX211 for subjects with DFO associated with S. aureus is expected to enroll approximately 45 subjects randomized at a 2:1 ratio to BX211 or placebo. BX211 or placebo is designed to be administered weekly, by topical and intravenous, or IV route at week 1 and by the topical route only at each of weeks 2-12. Over the 12-week treatment period, all subjects are expected to continue to be treated in accordance with standard of care which will include antibiotic treatment as appropriate. A first readout of study topline results is expected at week 13 evaluating healing of the wound associated with osteomyelitis, followed by a second readout at week 52 evaluating amputation rates and resolution of osteomyelitis based on X-ray, clinical assessments, and established biomarkers (Erythrocyte Sedimentation Rate, or ESR, and C-Reactive Protein, or CRP). These readouts are expected in the first quarter of 2025 and the first quarter of 2026, respectively.

National Institutes of Health, or NIH study in Cystic Fibrosis

We are supporting a study conducted by the NIH and The Antibacterial Resistance Leadership Group targeting P. Aeruginosa infections in CF patients under FDA emergency Investigational New Drug, or eIND allowance. The Phase 1b/2, multi-centered, randomized, double-blind, placebo-controlled trial is assessing the safety and microbiological activity of a single IV dose of bacteriophage therapy in cystic fibrosis subjects colonized with P. aeruginosa.

Programs on hold

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

As of the date of this Annual Report, we have paused development efforts for BX005 due to prioritizing resources towards our CF and DFO programs, and we cannot provide guidance on resuming its development.

Prosthetic Joint Infections, or PJI

Our personalized phage therapy for treating PJI targets multiple bacterial organisms such as Staphylococcus aureus, Staphylococcus epidermidis and Enterococcus faecium. This treatment was granted Orphan-drug designation by the FDA in July 2020. As of the date of this Annual Report, we have paused development efforts of this program due to prioritizing resources towards our CF and DFO programs, and we cannot provide guidance on resuming its development.

Our Strategy

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and optimally combine different phage, both naturally occurring and generated using synthetic engineering, to develop these treatments. We intend to continue to:

●	Investigate clinical safety and efficacy of our lead phage-based product candidates to treat CF and DFO;

●	Identify new pathogenic bacteria to be targeted by phage therapy for our existing indications and possible new indications; and

●	Develop and partner microbiome-based biomarker tests, based on our proprietary XMarker platform, that can be used for disease diagnosis or as companion diagnostics.

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

Our phage-based product candidates, either fixed phage cocktails or personalized phage treatments, are developed utilizing our proprietary research and development platforms, named BOLT and PST. The BOLT, platform is unique, employing cutting edge methodologies and capabilities across disciplines including computational biology, microbiology, synthetic engineering of phage and their production bacterial hosts, bioanalytical assay development, manufacturing and formulation, to allow agile and efficient development of natural or engineered phage combinations, or cocktails.

The PST platform utilizes proprietary assays to allow us to screen extensive phage libraries in search of optimal phage for treatment of the specific target bacteria isolated from a given patient.

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

We combine multiple technologies that originate from the laboratories of our scientific founders and that were developed internally. Technologies that were developed by our scientific founders are described in leading scientific journals. One of our scientific founders, Professor Rotem Sorek, a Professor in the Department of Molecular Genetics at the Weizmann Institute of Science, or WIS, is a world leader in phage genomics and bacterial defense mechanisms. Another scientific founder, Professor Eran Elinav, a Professor in the Department of Immunology at the WIS, is an expert in investigating the link between the microbiome and human health and disease. Our third scientific founder, Professor Timothy K. Lu, is a world leader in synthetic biology approaches to engineering gene circuits and phage, leading the Synthetic Biology Group in the Department of Electrical Engineering and Computer Science and the Department of Biological Engineering at the Massachusetts Institute of Technology. In addition, through the acquisition of the privately held Israel-based company, RondinX Ltd. in 2017, we gained access to high throughput genomic analyses techniques developed by Professor Eran Segal, a leading computational biologist from the Department of Computer Science and Applied Mathematics at the WIS. The combination of the technologies and expertise from these leaders in each of their respective fields is critical in enabling us to focus on treating complex human diseases and conditions by precise manipulation of the microbiome.

Additionally, we developed proprietary assays and screening technology for robust and high throughput testing PST. The PST platform combines state of the art automation with advanced microbiology assays. The output is a reproducible conclusive decision for optimal phage matching, based on multiple factors, including success of phage infection, suppression of resistant mutants, and antibiofilm activity.

Manufacturing

We have developed manufacturing processes that utilize state of the art industrial methods for the manufacturing of our product candidates. These processes are designed to comply with current Good Manufacturing Practice, or cGMP, with the appropriate scale to meet our clinical study needs, and to fulfill the requirements of regulators for human studies.

In February 2021, we consolidated our U.S. Good Manufacturing Practice, or GMP, manufacturing, testing and development into a 6,100 square feet space in our Gaithersburg facility and in March 2021, we moved into a new 6,500 square feet manufacturing facility in our headquarters, in Ness Ziona, Israel. Both facilities are designed to produce clinical quantities of our product candidates required for early-stage clinical development with compliance suitable for this stage of development and to support eIND.

The Ness Ziona facility consists of two suites for drug substance phage production/development as well as formulation and final drug product production rooms to support topical, oral, inhaled and injectable phage-based products in a liquid, cream, semi-solid or dry form.

The Gaithersburg facility consists of three manufacturing suites, one for upstream seed banking, one for drug substance phage production, and one for formulation and fill of the final drug product. This facility is also equipped with in-house quality control testing laboratories to support the release of injectable phage-based products in a liquid form. Additional laboratory space is allocated for process development and there are laboratory and office spaces available that can be repurposed for future GMP expansion.

We currently operate a manufacturing model that combines in-house process development, manufacturing and testing with the flexibility to outsource to third-party development, manufacturing, testing, and logistics organizations, when needed. We maintain service agreements with multiple manufacturers, testing laboratories and a third-party logistics warehouse for product candidate distribution. These service agreements are generally short-term in nature and can be extended or renewed. As such, for BX004, we have engaged a third-party to supplement our in-house process development activities. We selected this organization based on its experience, capability, capacity and regulatory status. Manufacturing and development projects are managed by a team of internal staff who assure compliance with the technical aspects and regulatory requirements of the manufacturing process.

Additional phage bank product candidates collectively known as BX211 are manufactured at our in-house GMP facility in Gaithersburg. Such product candidates are produced and released by internal staff in compliance with cGMPs. We perform release testing in house for most release assays and also outsource testing to qualified laboratories. In addition, we utilize a third-party logistics warehouse for product storage and distribution to clinical sites.

We are considering consolidation of the two GMP sites into one based on future needs. While we do not have a current need for a commercial scale manufacturing capacity, at the appropriate time we intend to evaluate building large scale cGMP internal manufacturing capabilities, which may include expansion of our operations.

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

Patent portfolio

Our patent portfolio consists of owned patent applications, as well as both licensed and co-owned patent applications (that are also licensed). See “Risk Factors — Risks Related to our Licensed and Co-Owned Intellectual Property.” For some of these applications, prosecution has not started, and others are in the early stages of prosecution in the United States and in selected jurisdictions outside of the United States. We solely own four patent families. We co-own one US patent family with Keio University in Tokyo, Japan, or Keio, one international patent family (United States, Australia, Canada, European Patent Office national filings) with Yeda Research and Development Company Limited, the technology transfer office of the WIS, or Yeda, and one international patent family (United States, Europe) with both Keio and Yeda. We have an exclusive license from Yeda and Keio for these co-owned patent applications. We have exclusive licenses from Yeda or Keio for the rest of the patents and patent applications in its portfolio.

A significant portion of our portfolio is directed to our product candidates, specifically: CF and atopic dermatitis as well as product candidates relevant to programs which we have stopped their development such as: inflammatory bowel disease, or IBD, primary sclerosing cholangitis and colorectal cancer, or CRC, as well as to our bacterial target discovery and bacteriophage discovery technology platforms. Prosecution has yet to commence for most of the pending patent applications covering our product candidates. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our licensed and co-owned patent applications, described briefly below.

In connection with the Acquisition, we further enhanced our intellectual property portfolio with the addition of APT’s portfolio comprising of 7 issued or allowed patents, 19 patent families (including applications in United States, Europe, Australia, Canada, China, India, Japan, Korea, Israel, Brazil, and South Africa). APT’s patents and patent applications consist of patents and patent applications with respect to pharmaceutical compositions and methods of treatment, methods of manufacture of such compositions and expire between June 2037 and October 2043.

CF

We solely own one patent family (United States, Australia, Canada, European Patent Office, Japan and China) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat chronic Pseudomonas lung infections, especially common in CF patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

Atopic Dermatitis

We solely own one patent family (United States, Australia, Canada, European Patent Office and Japan) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat skin infections, especially common in atopic dermatitis patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

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

We are aware of a number of biotechnology companies developing bacteriophage products to treat diseases. To our knowledge, several biotechnology companies, such as Locus Biosciences, Inc., Armata Pharmaceuticals, Inc. and SNIPR Biome, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phage or synthetic biology approaches. In addition, we are aware of several investigational and marketed products to treat the indications that we are targeting with our product candidates, including, but not limited to:

●	CF: Trikafta, Symdeco, Pulmozyme, Tobramycin, Aztreonam

●	DFO: TP-102 being developed by Technophage, a phage-based product being developed by Phaxiam

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

In October 2021, we entered into a stock purchase agreement with a subsidiary of Maruho, a leading dermatology-focused pharmaceutical company in Japan, pursuant to which we issued to Maruho 375,000 shares of Common Stock, at a price of $8.00 per share for gross proceeds of $3 million. We also granted Maruho a right of first offer to license our BX005 product candidate for atopic dermatitis in Japan. The right of first offer will commence following the availability of results from a the Phase 1/2 study which is currently on hold.

Government Regulation

Government authorities in the United States and other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or biologic can be studied in human clinical trials or marketed, considerable data demonstrating its quality, safety, efficacy, purity, and/or potency must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority where the product is intended to be studied or marketed.

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

Clinical Trials

Clinical trials involve the administration of the drug or biological product candidate to healthy volunteers or disease-affected patients under the supervision of qualified investigators, generally physicians not employed by, or under, the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and efficacy, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

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

It is possible for Phase 1, Phase 2, Phase 3 and other types of clinical trials not to be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, or the Data Safety Monitoring Board. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial.

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

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. In December 2023, BX004, received orphan drug designation from the FDA.

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

Companion Diagnostics

We may employ companion diagnostics to identify the most suitable phage to treat a specific patient under our personalized phage treatments and to help more accurately identify patients sensitive to our phage cocktails, during our clinical trials and potentially also in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

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

Clinical Trials

Certain countries outside of the United States have a regulatory process similar to the U.S process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application, or CTA, must be submitted for each clinical trial to the relevant national health authority and an independent ethics committee in each country in which the trial is to be conducted through a single EU portal for harmonized assessment, much like the FDA and an IRB, respectively. CTAs must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive (and corresponding national laws of the member states) and further detailed in applicable guidance documents. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed. A similar process to the one described for the European Union is required in Israel for initiation of clinical trials. The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Pursuant to Regulation (EC) 1394/2007, specific rules apply to ATMPs, a category that is comprised of gene therapy medical products, somatic cell therapy medicinal products, and tissue-engineered medicinal products. Those rules have triggered the adoption of guidelines on manufacturing, clinical trials and pharmacovigilance that adapt the general regulatory requirements to the specific characteristics of ATMPs. Regulation (EC) 1394/2007 introduced a “hospital exemption”, which authorizes hospitals to develop ATMP for their internal use without having obtained a marketing authorization and to complying with European Union pharmaceutical law. The hospital exemption, which is in essence a compounded ATMP, has been transposed in all Member States, sometimes in such a way that the ATMPs under the hospital exemption are competitive alternatives to ATMPs with marketing authorization. The broad use of the hospital exemption by national hospitals led the European Commission to discuss with the Member States a more reasonable application of the hospital exemption that would not undermine the common legal regime for ATMP.

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

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties statute;

●	federal civil and criminal false claims laws and civil monetary penalties laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

●	the civil monetary penalties law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal transparency requirements under the Affordable Care Act, or ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal FCA, as well as under the false claims laws of several states.

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

Much like the federal Anti-Kickback Statute in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is mainly governed by the national anti-bribery laws of the member states, such as the UK Bribery Act 2010, or national anti-kickback provisions (France, Belgium, etc.). Infringement of these laws could result in substantial fines and imprisonment. In certain member states, payments made to physicians must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Since its enactment, there have been a number of significant changes to the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2030, unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. In August 2022, the Inflation Reduction Act authorized Medicare to negotiate drug prices for certain high expenditure, single source Medicare part B or D drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Protection Act, the California Privacy Rights Act, and the General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Material Agreements

License Agreements

License Agreement with Yeda

On June 22, 2015, BiomX Ltd. entered into a Research and License Agreement, with Yeda , or, as amended, the Yeda 2015 License Agreement, pursuant to which BiomX Ltd. received an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacturing, production and sale of microbiome-based therapeutic product candidates, including candidates specified in the agreement, which are used in our phage discovery platform, as well as patents, research and other rights to phage product candidates resulting from the work of the consultants identified in the agreement and further research conducted at the WIS which BiomX Ltd. funded.

In connection with this license, BiomX Ltd. agreed to pay a non-refundable license fee of $10,000 per year. In addition, BiomX Ltd. contributed an aggregate of approximately $2.0 million to the research budget agreed upon in the Yeda 2015 License Agreement. BiomX Ltd is also required to pay tiered royalties in the low single digits on net sales of products and diagnostic kits covered by the Yeda 2015 License Agreement, subject to reductions as described therein. The products and diagnostic kits covered by the license agreement include those directed to CF and any other indication that may be treated by phage-based therapies, as well as related technology platforms. If BiomX Ltd. sublicenses its rights under the Yeda 2015 License Agreement, BiomX Ltd. will be obligated to pay Yeda additional sublicense royalties expressed as a percentage of the sublicensing receipts described in the agreement received ranging from the mid-teens to the mid-twenties. BiomX Ltd. is obligated to pay filing and maintenance expenses in respect of patents licensed under the Yeda 2015 License Agreement. In connection with the Yeda 2015 License Agreement, BiomX Ltd. also issued certain ordinary shares which were subsequently converted to 193,406 shares of our Common Stock as part of the Business Combination. In the event of certain mergers and acquisitions we are party to, we are obligated to pay Yeda an amount equivalent to approximately 1% of the consideration received under such transaction.

Unless terminated earlier by either party, the license granted will remain in effect in each country and for each product developed based on the license until the later of the expiration of the last licensed patent (which is expected to be in 2039) in such country for such product, and eleven years from the date of first commercial sale of such product in such country for such product. The Yeda 2015 License Agreement terminates upon the later of the expiration of the last of the patents covered under the agreement, and the expiry of a continuous 15-year period during which there has not been a first commercial sale of any product in any country. Yeda may also terminate the agreement if BiomX Ltd. fails to observe certain diligence and development requirements and milestones as described in the Yeda 2015 License Agreement. BiomX Ltd. or Yeda may terminate the Yeda 2015 License Agreement for the material uncured breach of the other party after a notice period, or the other party’s winding up, bankruptcy, insolvency, dissolution or other similar discontinuation of business. Upon termination of the Yeda 2015 License Agreement, other than due to the passage of time, BiomX Ltd. is required to grant to Yeda a non-exclusive, irrevocable, perpetual, fully paid-up, sublicensable, worldwide license in respect of our rights in know-how and research results as described in the Yeda 2015 License Agreement, provided that if Yeda subsequently grants a license to a third party that utilizes our rights, BiomX Ltd. is entitled to share in the net proceeds actually received by Yeda arising out of that license, subject to a cap based on the development expenses that BiomX incurs in connection with the Yeda 2015 License Agreement.

BiomX Ltd. consults with Yeda with respect to patent prosecution and maintenance decisions. Yeda is primarily responsible for prosecution and maintenance with respect to Licensed Information (as defined in the license) and we are responsible for prosecution and maintenance with respect to Subsequent Results (as defined in the license). BiomX Ltd. and Yeda are both entitled to consultation rights. BiomX is responsible for costs associated with prosecution and maintenance of all patents and applications.

BiomX Ltd. is entitled to enforce the patent rights under the license upon approval by Yeda. Yeda may elect to join the lawsuit, but we are responsible for all litigation-related expenses. Yeda reserves the right to bring its own actions if we do not notify Yeda of our intent to enforce a right or bring an action after we initially notified Yeda of the potential action.

Exclusive License with United States Navy

On March 16, 2017, APT entered into an exclusive license (as amended on January 10, 2019, or the USN License Agreement, with the United States of America, as represented by the Secretary of the Navy or the USN, pursuant to which APT received an exclusive license throughout the territory encompassing the United States, Canada and Europe to an invention entitled “Bacteriophage Compositions and Method of Selection of Components Against Specific Bacteria or the USN Licensed Patent, as well as associated materials, including approximately 350 phage (or collectively with the USN Licensed Patent, the USN Materials), in the field of treating and/or eliminating multi-drug resistant bacteria for all uses, including industrial or medical uses. Pursuant to the USN License Agreement, APT agreed to carry out a commercial development plan or the Commercial Development Plan, for the development and marketing of an invention claimed or disclosed in the USN Licensed Patent or a Licensed Invention, to bring a Licensed Invention to practical application consistent with the milestones provided in the Commercial Development Plan by December 31, 2022, and, thereafter, to continue to make the benefits of a Licensed Invention reasonably accessible to the public for the remainder of the term of the USN License Agreement. For the term of the license, any Licensed Invention or product produced through the use of a Licensed Invention for use or sale in the United States must be manufactured substantially in the United States. The Company uses the phage provided in connection with the USN License Agreement as a potential source of phage for the development of its phage treatments.

In connection with the USN License Agreement, APT paid the USN a license execution royalty of $5,000. We are also required to pay royalties expressed as a percentage in the high single digits on net sales of products, or Royalty-Bearing Products (i) defined by or containing a composition defined by any claim of the USN Licensed Patent, (ii) made by a method claimed in a Licensed Invention, (iii) based on, originating from or containing USN Materials, or (iv) based on, originating from or supported by USN-created information not found within the USN Licensed Patent and used to support the commercialization or regulatory approval of a Royalty-Bearing Product, including, DNA sequence data, clinical trial data and detailed laboratory methods, related to the Licensed Invention.

APT agreed to pay minimum annual royalties in the amount of $5,000 from 2018 to 2020 and $20,000 thereafter. APT also agreed to pay (a) a regulatory approval royalty in the low $100,000s within 180 days of receiving FDA approval to market a Royalty-Bearing Product and (b) a revenue milestone royalty in the low $100,000s when certain revenue thresholds have been met. Additionally, we agreed to pay royalties expressed as a percentage in the mid-twenties of all revenue received from sublicensing any Royalty-Bearing Product.

We are responsible for controlling and diligently prosecuting the USN Licensed Patent and paying all costs associated with prosecuting and maintaining the USN Licensed Patent in the United States and in foreign jurisdictions. We agreed to submit annual progress reports on our efforts to achieve a practical application of the Licensed Invention by January 1, 2021, and thereafter until such practical application has been received.

We may terminate the USN License Agreement upon 120 days’ written notice, and the USN may terminate the USN License Agreement if (i) the USN determines we are not executing the Commercial Development Plan, (ii) the USN determines such termination is necessary to meet requirements for public use specified by U.S. federal regulations issued after the date of the USN License Agreement and not reasonably satisfied by us, (iii) in the event we willfully made a material false statement or omitted a material fact in our application for the USN License Agreement or any report required thereby, or (iv) we commit a substantial material breach of the USN License Agreement that has not been remedied within 30 days of written notice.

License Agreement with Walter Reed Army Institute of Research

On August 24, 2021, APT entered into a Biological Materials License Agreement (or, as modified on August 31, 2022, the WRAIR License Agreement) with Walter Reed Army Institute of Research or WRAIR, pursuant to which APT received a nonexclusive worldwide license to certain materials and information, including approximately 100 phage, or WRAIR Materials, to develop and commercialize phage products to treat/prevent Pseudomonas aeruginosa, Acinebactor baumannii, Staphylococcus aureus, Klebsiella pneumonia, wound and UTI Escherichia coli and Enterobacter cloacae bacterial infections. The Company uses the phage provided in connection with the WRAIR License Agreement as a potential source of phage for the development of its phage treatments.

In connection with the WRAIR License Agreement, APT paid WRAIR an initial execution fee in the mid-thousands of dollars and agreed to pay a maintenance fee in the mid-thousands of dollars per year. We are also required to pay royalties expressed as a percentage in the low single digits on net sales of products that incorporate the WRAIR Materials, or the WRAIR Licensed Products, subject to reductions as described in the WRAIR License Agreement. In addition, if we sublicense our rights under the WRAIR License Agreement we are obligated to pay WRAIR additional sublicense royalties expressed as a percentage in the low teens of the sublicensing receipts we receive from any such sublicense royalties. In addition, additional royalties in the low teens may be assessed on any overdue royalty payments.

We are obligated to make written annual progress reports to WRAIR, detailing our efforts to bring any inventions licensed under WRAIR License Agreement to the point of practical application, together with any additional information requested by WRAIR or as contemplated or required under the development plan. As part of our performance under the WRAIR License Agreement, we have agreed to dose the first patient in a clinical trial with a WRAIR Licensed Product within four years from the effective date of the WRAIR License Agreement.

In the event WRAIR files a non-provisional patent application covering the WRAIR Materials and/or the use thereof, provided as part of this License Agreement, WRAIR is obligated to notify us, and we and WRAIR will assess the need and/or desirability of a patent license. In such case, we will have the first right of refusal to negotiate a non-exclusive or exclusive license.

The WRAIR License Agreement will expire as to each WRAIR Material ten years from the date that such WRAIR Material was added to the WRAIR License Agreement unless earlier terminated in accordance with its terms. We may terminate the WRAIR License Agreement upon 60 days’ written notice, and WRAIR may terminate if we are in default and such default has not been remedied within 90 days after written notice of such default.

Employees

As of December 31, 2023, we had 58 full-time employees and 13 part time employees. 21 of our employees have Ph.D. or M.D. degrees and 53 of our employees are currently engaged in research and development and clinical activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

Corporate Information

The mailing address of our principal executive office is 22 Einstein St., Floor 4, Ness Ziona, Israel 7414003 and the telephone number is (972) 72-394-2377. Our corporate website address is www.biomx.com. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

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

We are a clinical-stage biopharmaceutical company with limited operating history. We have incurred losses in each year since BiomX Ltd.’s inception in 2015. As of December 31, 2023, our accumulated deficit was $163 million, and we expect to incur increasingly significant losses for the foreseeable future. Preclinical development and clinical trials and activities are costly. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development and clinical trials for our product candidates. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term. In addition, as a result of the Acquisition, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

For the years ended December 31, 2023 and 2022, we had losses from operations of $25.3 million and $27.2 million, respectively. We anticipate that the level of our expenses is expected to increase as a result of the recent acquisition of APT, and will continue to be significant if and as we:

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

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $15.9 million, and we have had recurring losses from operations and negative operating cash flows since inception. We will need to raise additional capital in the future to support our operations and product development activities. In the near term, we expect to continue to fund our operations and other development activities relating to additional product candidates from the cash held by us, governmental and other grants and through future equity and debt financing. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the ATM Agreement. On May 4, 2023, subsequent to the approval of the Company’s stockholders, the Company completed the second closing of the February 2023 PIPE for an additional $6 million in gross proceeds. On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. Additionally, on March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private placement, or the March 2024 PIPE, pursuant to an exemption from registration requirements under the Securities Act with certain investors pursuant to which such investors purchased an aggregate of 216,417 shares of our Series X non-voting convertible preferred stock, par value $0.0001 per share, or the Convertible Preferred Stock, and warrants, or Private Placement Warrants, to purchase up to an aggregate of 108,208,500 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately $50 million. Each share of Convertible Preferred Stock is convertible into an aggregate of 1,000 shares of Common Stock.

Subject to restrictions pursuant to the March 2024 PIPE, we may continue to sell shares under the ATM Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time. We may also raise funds privately, as we did in February 2023 and the March 2024 PIPE. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently.

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

Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, or a bear market, or recession, ensues in the U.S. stock market, or the markets are negatively impacted by factors such as the Israel-Hamas War, the Russian invasion of Ukraine and the resulting world sanctions on Russia, Belarus, and related parties or other sources of geopolitical uncertainty and instability, our operating results and liquidity could be affected adversely by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may decline.

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

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have concluded that there is substantial doubt about our ability to continue as a going concern. We have accumulated a deficit of $163 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. As of December 31, 2023, we had $15.9 million of cash and cash equivalents.

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements for at least 12 months. However, since there is a risk of our stockholders not approving the conversion of the Convertible Preferred Stock that was issued in connection with the March 2024 PIPE and the Acquisition, which could result in us being required to cash settle the Convertible Preferred Stock, there is substantial doubt about our ability to continue as a going concern for at least 12 months from April 3, 2024. Our continuation as a going concern is dependent upon many factors, including our ability to receive the approval of our shareholders to convert the Convertible Preferred Stock within 5 months, raise additional funds, the success of our clinical trial for CF, our ability to successfully integrate the business of APT and our ability to repay our obligations when due. We cannot be sure that we will be able to obtain any future funding, and any such funding we may obtain may not be sufficient to finance our operations. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

 There is no guarantee that our acquisition of APT will increase stockholder value.

In March 2024, we acquired APT in the Acquisition. We cannot guarantee that implementing the Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The Acquisition could result in integration challenges between our businesses and management teams which could cause management and business disruptions, any of which could impact our results of operation and business prospects and impair the value of such acquisition to our stockholders.

We are required to use reasonable best efforts to solicit stockholder approval for the conversion of shares of Convertible Preferred Stock and Warrants issued in the Acquisition and the March 2024 PIPE. If we do not obtain such approval within 150 days of the initial issuance of the Convertible Preferred Stock, we could be required to cash settle the Convertible Preferred Stock.

Pursuant to the Merger Agreement, we are required to hold a meeting of stockholders (the “Stockholder Meeting”) for the purpose of obtaining stockholder approval of (i) the conversion of the Convertible Preferred Stock and the exercise of the Warrants (as defined below) into shares of Common Stock in excess of 19.9% of the outstanding shares of Common Stock for purposes of the NYSE American Stock Market Rules, (ii) adoption of a new stock incentive plan or amendment of the Company’s current stock incentive plan (the “2024 Incentive Plan”), and (iii) if necessary, the amendment of our certificate of incorporation to authorize sufficient additional shares of Common Stock to allow for conversion of the Convertible Preferred Stock and exercise of the Warrants. If such stockholder approval is not received, we are required to convene additional stockholder meetings at least every 90 days thereafter until such approval is obtained, which could result in substantial costs and be a distraction to management. Furthermore, if our stockholders do not approve the conversion of the Convertible Preferred Stock within 150 days of the initial issuance of the Convertible Preferred Stock, then upon written request by the holders of 70% of the Convertible Preferred Stock, we will be required to pay to each holder of Convertible Preferred Stock an amount in cash equal to the fair value of the shares of Convertible Preferred Stock held by such holder, as described in the Certificate of Designation for the Convertible Preferred Stock. We do not expect that we would have sufficient liquidity to settle a significant amount of the Convertible Preferred Stock if required to do so. The cash settlement is not in our control and raises substantial doubt about our ability to continue as a going concern.

We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the time and cost of development. To our knowledge, as of the date of this Annual Report, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

We are developing our product candidates with phage technology. We have not, nor to our knowledge has any other company, received regulatory approval from the FDA, or equivalent foreign regulatory agencies for a product candidate based on this approach. While in vitro and in vivo studies have characterized the behavior of phage in cell cultures and animal models and there exists a body of literature regarding the use of phage therapy in humans, the safety and efficacy of phage therapy in humans has not been extensively studied in well-controlled modern clinical trials. Most of the prior research on phage-based therapy was conducted in the former Soviet Union prior to and immediately after World War II and lacked appropriate control group design or lacked control groups at all. Furthermore, the standard of care has changed substantially during the ensuing decades since those studies were performed, diminishing the relevance of prior claims of improved cure rates. Any product candidates that we develop may not demonstrate in patients the therapeutic properties ascribed to them in laboratory and other preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. We cannot be certain that our approach will lead to the development of approvable or marketable products. Furthermore, the bacterial targets of phage may develop resistance to our product candidates over time, which we may or may not be able to overcome with the development of new phage cocktails or we may not be able to construct a cocktail with sufficient coverage of our target pathogen universe.

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

Before we can obtain regulatory approval for a product candidate or otherwise obtain evidence allowing us to market the product as a drug or biologic, we must undertake extensive preclinical and clinical testing in humans to demonstrate safety and efficacy or in the case of biologics, safety, purity, and potency, to the satisfaction of the FDA or other regulatory agencies. Clinical trials of product candidates sufficient to obtain regulatory marketing approval or otherwise demonstrate safety prior to marketing, are expensive and take years to complete. Furthermore, results from these clinical trials may not show safety or efficacy of our product candidates sufficient to lead to approval, or to warrant further development. Our approach is intended to design phage combinations, or cocktails, to target specific strains of pathogenic bacteria in order to alter microbiome composition and confer potential therapeutic or cosmetic benefit to patients. However, there can be no assurance that the eradication of the selected targets will result in a clinically meaningful effect on the underlying disease, such as in cases where the pathology of the disease is not well-defined. In addition, the bacteria that we target may be associated with the disease, but may not be causative or contributive to the pathology of the disease, or there may be other bacteria that our product candidates do not target that are more meaningful drivers of the underlying disease. In addition, our product candidates require the use of effective delivery vehicles to reach the target organ or tissue, and there can be no assurance that our intended delivery systems will allow our product candidates to reach the desired locations in a patient. Safety must first be established through preclinical testing and early clinical trials, before efficacy can be evaluated and established and thereby lead to FDA or other regulatory agencies marketing approval. Our clinical trials may produce undesirable side effects or negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs.

Ongoing geopolitical instability have adversely affected and may continue to adversely affect our business, including our clinical trials.

General economic, political, demographic and business conditions worldwide, including geopolitical uncertainty and instability, such as the Israel- Hamas War and the Russia-Ukraine conflict, might adversely affect our business, through indirect disruption to our supply chain, harming our ability to raise funds at terms acceptable to us among other affects. We may further experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	interruptions or delays to our sourced discovery and clinical activities.

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval for therapeutic indications. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. In the European Union, the safety and efficacy data of any product candidate considered by the EMA to qualify as an advanced therapy medicinal product must be reviewed by the EMA’s, Committee for Advanced Therapies, a group of experts in advanced therapy medicinal products.

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

Preclinical studies of our product candidates, such as BX004 and BX005, including studies in animal disease models may not accurately predict the safety of the product candidate such that further human clinical trials would be allowed to proceed. In particular, promising preclinical testing suggesting the potential efficacy of prototype phage products may not predict the ability of these products to address conditions in the human clinical settings. For example, while we have studied phage activity in vitro and in vivo, these results may not be replicated when our phage cocktails are administered to human subjects. Despite promising data in any preclinical studies, our phage technology may be found not to be efficacious when studied in clinical trials.

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

We have experienced and may continue to experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. In addition, potential patients for our trials may not be adequately diagnosed or identified with the diseases that we are targeting or may not meet the entry criteria for our studies.

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

In the third quarter of 2019, we established our own manufacturing facility at our headquarters in Ness Ziona, Israel and we have executed cGMP manufacturing for our first in human clinical study. In February 2021, APT consolidated its GMP manufacturing, testing and development in its Gaithersburg facility. In March 2021, we moved into a new manufacturing facility at our headquarters in Ness Ziona, Israel. Our new facility undergoes ongoing internal inspections to verify proper manufacturing for Phase I and II clinical studies in accordance with cGMP requirements. In the event these facilities do not comply with cGMP standards for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we spent significant time and resources developing BX001, which we discontinued, and our BX005 product candidates and CRC development efforts, which we have paused indefinitely.

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

We intend to continue to rely on our BOLT proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

Our BOLT platform enables us to rapidly develop, manufacture and formulate phage therapy candidates targeting particular pathogenic bacteria and incorporates our experience over the past six years with process refinement and implementation of technological advancements. For a given indication, the platform will typically allow for the completion of a clinical proof of concept study in patients, meaning Phase 2 results, within approximately 12-18 months from project initiation; however in certain indications the length of clinical proof of concept may be longer depending on the indication, identity of target bacteria, recruitment rate, cohort size and other factors, and we may not achieve clinical proof of concept on that timeline, or at all. We are initially aiming to complete a clinical proof of concept study in patients within approximately 12-18 months from project initiation in our CF program. We have limited experience with our BOLT platform and may not achieve the benefits we anticipate. To the extent we utilize our resources to further develop our BOLT platform, we may become more dependent on its success.

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

As our research, development, manufacturing and commercialization plans and strategies, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Government Regulation

Our product candidates are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market or develop our product candidates.

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

In the United States, we may seek Fast Track Designation for some of our product candidates for therapeutic indications. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it. In August 2023, we obtained Fast Track Designation for BX004 in the United States. Although we received Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if they believe that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In the United States, under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In December 2023, we obtained orphan drug designation for BX004 in the United States. In the United States, the orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has the orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective, or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek the orphan drug designation for our product candidates, we may never receive such designation.

An orphan drug legal regime also exists in the European Union. The EMA’s Committee for Orphan Medicinal Products, or COMP, gives opinions, and the European Commission takes decisions, on the granting of the orphan drug designation to the development of products that are intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Economic Area (comprising the European Union, Iceland, Liechtenstein and Norway); or (ii) a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Economic Area would be sufficient to justify the necessary investment in developing the drug or biological product. The granting of the orphan designation requires that there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, that the future medicine is to be of significant benefit to those affected by the condition. The test for that later condition is stringent, because the future product must be compared with all existing therapies for the rare condition, including surgical operations, already authorized medicinal products and compounded preparations (subject to certain conditions). At the time of marketing authorization, the orphan designation is reviewed again by the COMP in view of the maintenance of the orphan status. If the designation criteria are no longer met, the European Commission withdraws the orphan designation. Maintenance of the orphan designation at the time of marketing authorization means that all the drugs/biologicals authorized since the granting of the designation become relevant for determining the lack of satisfactory therapy or the significant benefit.

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

We may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state consumer privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health of 2009. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Because of the types of data we collect and process, which may involve health, biometric and genetic data, we may face high risks for non-compliance with the GDPR rules (or local declinations of GDPR-rules across the different European Union Member States), as these types of data are considered as special categories of data and are granted higher protection. The risks are further increased considering the diverging approach in the European Union as to the rules, requirements and frameworks in relation to the processing of personal data in clinical trials (in matters such as the choice of the legal basis for the processing of data, the possible uses of the personal data collected, etc.) and the interplay with other relevant frameworks. The GDPR introduced stringent data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual worldwide turnover. Supervisory authorities also have the ability to restrict our processing activities if those are deemed not to be in compliance with the GDPR (or local declinations); this may significantly impact the way we conduct our activities. The GDPR imposes numerous requirements for the collection, use and disclosure of personal data, including high standards for consent to be valid, and specific information to be provided to individuals about how their personal data is used, the obligation to notify regulators and (in some cases) to communicate to affected individuals of personal data breaches, extensive new internal privacy governance requirements and obligations to allow individuals to exercise their strengthened privacy rights (e.g., the right to access, correct and delete their personal data, to withdraw their consent, etc.), and obligations when contracting with third parties such as service providers, CROs, etc. In addition, the GDPR includes restrictions on data transfers outside the EEA. The actual mechanisms made available under GDPR to transfer such personal data have received heightened regulatory and judicial scrutiny. If we cannot rely on existing mechanisms for transferring personal data from the EEA, the United Kingdom, or other jurisdictions, we may be unable to transfer personal data in those regions. Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as “Brexit,” has created uncertainty as to whether or not the United Kingdom data protection legislation will depart from the GDPR and how data transfers to and from the United Kingdom will be regulated.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the FCA, and foreign equivalent legislation, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

The Yeda 2015 License Agreement provides for an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacture, production and sale of phage-based therapeutic product candidates, including candidates specified in the agreement, which are used in our phage discovery platform, as well as patents, research and other rights to phage product candidates resulting from the work of the consultants identified in the agreement and further research that we funded. The Yeda 2015 License Agreement terminates upon the later of the expiration of the last of the patents covered under the Yeda 2015 License Agreement and the expiry of a continuous 15-year period during which there has not been a first commercial sale of any product in any country. Yeda may also terminate the agreement if we fail to observe certain diligence and development requirements and milestones as described in the Yeda 2015 License Agreement. We or Yeda may terminate the agreement for the material uncured breach of the other party after a notice period or the other party’s winding up, bankruptcy, insolvency, dissolution or other similar discontinuation of business. Upon termination of the agreement, other than due to the passage of time, we are required to grant to Yeda a nonexclusive, irrevocable, perpetual, fully paid-up, sublicensable, worldwide license in respect of our rights in know-how and research results as described in the Yeda 2015 License Agreement, provided that, if Yeda subsequently grants a license to a third party that utilizes our rights, we are entitled to share in the net proceeds actually received by Yeda arising out of that license, subject to a cap based on the development expenses that we incur in connection with the Yeda 2015 License Agreement. For more information on the Yeda 2015 License Agreement, see “Business—Material Agreements—License Agreements—License Agreement with Yeda.”

Termination of our license agreements could cause significant delays in our product and commercialization efforts that could prevent us from commercializing our product candidates, including our phage-based therapeutic product candidates, without first expanding our internal capabilities or entering into other agreements with third parties. Any alternative collaboration or license could also be on less favorable terms to us.

We are highly dependent on intellectual property licensed from third parties, and termination or limitation of any of these licenses could result in the loss of significant rights and materially harm our business.

We currently rely on licenses from third-party collaborators for certain aspects of our technology and for certain of our existing programs. In particular, we received exclusive, royalty-bearing licenses to certain patents held by third parties, including Yeda. The Yeda 2015 License Agreement provide license to certain know-how and research information related to the development, testing, manufacture, production and sale of phage-based therapeutic product candidates that are used in our phage discovery platform, as well as patents, research and other rights to phage product candidates resulting from the work of the consultants identified in the agreement and further research that we funded.

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

The Leahy-Smith America Invents Act provides for proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the USPTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the USPTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates and proprietary product platform technologies. Some healthcare companies and academic institutions are competing with us in the field of phage-based therapies and may have patents and/or have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we may be evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our proprietary product platform at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

In the event that we try to obtain rights to required third-party intellectual property rights and are ultimately unsuccessful, we may be required to expend significant time and resources to redesign our technology, product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing proprietary product platform technology, which could significantly harm our business, financial condition, results of operations and prospects.

We rely on our proprietary product platform to identify phage-based therapies. Our competitive position could be materially harmed if our competitors develop a similar platform and develop rival product candidates.

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

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the term and as part of the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that, if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. We generally enter into assignment of invention agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created in the scope of their employment or engagement with us. Although our employees have agreed to assign to our service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former employees or be forced to litigate such claims, which could negatively affect our business.

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

Risks Related to Our Operations in Israel

Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent war with Hamas and other terrorist organizations from the Gaza Strip.

Our executive offices and research and development facilities are located in Israel. In addition, the majority of our key employees and all of our officers are residents of Israel. Accordingly, political, geopolitical, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring Arab countries, the Hamas (an Islamist terrorist militia and political group that controls the Gaza strip), the Hezbollah (an Islamist terrorist militia and political group based in Lebanon) and other terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could negatively affect business conditions in Israel in general and our business in particular, and adversely affect our product development, operations and results of operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including 9 employees, none of whom are management or key employees, who were called up for reserve service, of which 4 have since returned to work full time and their pre-war military reserve duty. So long as the war continues, our personnel may be called up for reserve service, whether for an extended periods or periodically for short-term periods. Military service call ups that result in absences of personnel for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. As such, our product and business development activities remain on track. However, the intensity and duration of Israel’s current war against Hamas is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be adversely affected.

Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and the market price of our Common Stock, and could make it more difficult for us to raise capital.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

As of the date hereof, we currently have 99 full-time employees, of which 64 are located in Israel, including 5 members of our senior management. Certain of our employees and consultants in Israel, including members of our senior management, may be obligated to perform military reserve duty generally until they reach the age of 40 (or older, for officers or other citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could materially adversely affect our business and operations.

The Israeli government grants we have received for research and development expenditures restrict our ability to manufacture products and transfer technology outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received, together with interest and penalties.

Our research and development efforts have been financed, in part, through the grants that we have received from the Israeli Innovation Authority, or the IIA. We, therefore, must comply with the requirements of Israel’s Law for the Encouragement of Research and Development in Industries, or the Research Law. For the years ended December 31, 2023 and 2022, we recorded grants totaling $1.0 million and $1.1 million, from the IIA, respectively. The grants represented 7.3% and 6.1% of our gross research and development expenditures for the years ended December 31, 2023 and 2022, respectively.

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

Through December 31, 2023, we had received an aggregate of $8.0 million in the form of grants from the IIA. BiomX Ltd. was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of our funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month Secured Overnight Financing Rate, or SOFR, applicable to dollar deposits, as published on the first trading day of each calendar year. As of December 31, 2023, the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $7.9 million. As part of funding our current and planned product development activities, we may submit follow-up grant applications for additional grants.

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

If and when we generate taxable income, we would be eligible for certain tax benefits provided to “Technologic Preferred Enterprise” and/or “Preferred Enterprise” as defined under the Encouragement of Capital Investment Law -1959, the Law, and its regulations, as amended and, accordingly, could be subject to a reduced corporate tax rate on its income that will meet the provisions of the Law (ranging between 7.5%-16%). To the extent that we are not eligible to obtain such statuses, our Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies is 23%. The benefits available to us in accordance to the Law and its regulations are subject to the fulfillment of conditions stipulated in the Law and the regulations. Further, in the future, these tax benefits may be reduced or discontinued.

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

Risks Related to Our Common Stock

A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants and options or conversion of our Convertible Preferred Stock, which upon such exercise or conversion, as applicable, may result in dilution to our security holders.

As of December 31, 2023, we had an aggregate of 25,363,688 warrants outstanding to purchase an aggregate of up to 20,926,189 shares of Common Stock with a weighted average exercise price of $2.60, certain of which, or the Unit Warrants are included in our outstanding units, each consisting of one share of Common Stock and one warrant exercisable for one-half of one share of Common Stock, or the Units, certain of which were issued in private placements, or Private Warrants, certain of which, or the Pre-funded Warrants, were issued in the February 2023 PIPE, and certain of which, or the Public Warrants, were previously traded on NYSE American under the symbol “PHGE.WS,” and are currently quoted on OTC Pink under the symbol “PHGEW”. Unit Warrants, Private Warrants, Pre-funded Warrants and Public Warrants, collectively, or the Outstanding Warrants, in each case subject to adjustment. To the extent such Outstanding Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

In addition, as of December 31, 2023, we had outstanding vested and unvested options to purchase 5,280,711 shares of our Common Stock. To the extent any of these options are exercised, additional shares of Common Stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders.

Furthermore, (i) in connection with the Acquisition, in addition to issuance of Common Stock, we issued (a) an aggregate of 40,470 shares of Convertible Preferred Stock, which, in the event our stockholders approve the conversion of the Convertible Preferred Stock at the Stockholder Meeting, will be convertible into an aggregate of up to 40,470,000 shares of our Common Stock, and (b) warrants, or Merger Warrants, which, in the event our stockholders approve the exercise of the Merger Warrants at the Stockholder Meeting, will be exercisable for an aggregate of 2,416,497 shares of Common Stock, and (ii) in connection with the March 2024 PIPE, we issued (x) an aggregate of 216,417 shares of Convertible Preferred Stock, which, in the event our stockholders approve the conversion of the Convertible Preferred Stock at the Stockholder Meeting, will be convertible into an aggregate of up to 216,417,000 shares of Common Stock, and (y) Private Placement Warrants, which, in the event our stockholders approve the exercise of the Private Placement Warrants at the Stockholder Meeting, will be exercisable for an aggregate of 108,208,500 shares of our Common Stock. Additionally, as partial compensation to the placement agents for the March 2024 PIPE, we issued warrants, or Placement Agent Warrants, and collectively with the Merger Warrants and the Private Placement Warrants, the Warrants, which, in the event our stockholders approve the conversion of the Placement Agent Warrants at the Stockholder Meeting, will be exercisable for up to an aggregate of 9,523,809 shares of Common Stock. To the extent any of the Convertible Preferred Stock is converted or any of the Warrants are exercised, additional shares of Common Stock will be issued that, subject to applicable securities laws, will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates). Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We plan to grant additional options, subject to stockholder approval at the Stockholder Meeting and may issue additional warrants and shares of preferred stock in the future. Furthermore, the issuance of additional shares of our Common Stock upon exercise of such securities, as applicable, will result in dilution to the then existing holders of Common Stock and could also have an adverse effect on the market price of our Common Stock.

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

Our Public Warrants have been delisted, and we may be unable to maintain the listing of our securities in the future.

Our Common Stock and Units trade on NYSE American. Our Public Warrants previously traded on NYSE American but were delisted in June 2023 and since then have been quoted on OTC Pink. As a result of the delisting of our Public Warrants, the holders thereof have experienced a limited availability of market quotations and reduced liquidity with respect to their Public Warrants. If our Common Stock or Units are subsequently delisted, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for the Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In addition to the factors discussed in this “Risk Factors” section, price declines in our Common Stock (and other securities) could also result from general market and economic conditions and a variety of other factors, including:

●	adverse results or delays in our clinical trials;

●	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials or the manufacturing processes of our product candidates;

●	announcements of technological innovations, patents or new products by our competitors;

●	regulatory developments in the United States and foreign countries;

●	any lawsuit involving us or our product candidates;

●	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

●	developments concerning any strategic alliances or acquisitions we may enter into;

●	actual or anticipated variations in our operating results;

●	changes in recommendations by securities analysts or lack of analyst coverage;

●	deviations in our operating results from the estimates of analysts;

●	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our Common Stock on NYSE American, and the possible delisting of our Common Stock;

●	sales of our Common Stock by our executive officers, directors and principal stockholders or sales of substantial amounts of Common Stock; and

●	loss of any of our key scientific or management personnel.

Additionally, market prices for securities of biotechnology companies historically have been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons unrelated to the operating performance of any one company. Furthermore, our business may be adversely impacted by risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the COVID-19 or as a result of the Israel-Hamas War or the Russian invasion of Ukraine and the resulting world sanctions on Russia, Belarus, and related parties. A significant outbreak of contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn.

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

We are highly dependent on Jonathan Solomon, our chief executive officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Additionally, our recent acquisition of APT and its integration into the Company’s business may increase the likelihood that employees depart in the foreseeable future.

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

On March 15, 2024, we acquired APT. We may evaluate various additional acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our clinical trial efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.

We incur significant costs operating as a public company.

As a public company, we incur significant costs in connection with our directors and officers insurance, paying for service providers such as legal and accounting as well as other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and NYSE American to implement provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Public Company Accounting Oversight Board impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These expenses will likely increase in the future, particularly if we cease to be a “smaller reporting company”, as a result of additional corporate governance and disclosure requirements under the Sarbanes-Oxley Act, the Dodd-Frank Act, and SEC rules and regulations.

The rules and regulations applicable to public companies result in us continuing to incur substantial legal and financial compliance costs. These costs increase our net loss or decrease any net income and may require us to reduce costs in other areas of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We address cybersecurity risks by implementing security measures on our internal computer systems and ensuring that third parties and business partners implement similar measures. These security measures include firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated by our external IT consultant and improved through vulnerability assessments and cybersecurity threat intelligence.

Our senior director of operation is responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

The Audit Committee is responsible for reviewing our policies with respect to cybersecurity risks and relevant contingent liabilities and risks that may be material to the Company, including risks from third parties and business partners. The Audit Committee receives quarterly updates from management with respect to risks from cybersecurity threats. Such updates cover the Company’s information technology security program, including its current status, capabilities, changes during the last quarter, objectives and plans, as well as the evolving cybersecurity threat landscape.

To date, risks from cybersecurity threats have not materially affected us and we do not currently believe any risks from cybersecurity threats are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition. For further information, see “Risk Factors — Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.” in Item 1A of this Annual Report. We maintain a cyber liability insurance policy. However, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Ness Ziona, Israel. During the second quarter of 2021, we moved into a new 28,610 square feet facility of office and laboratory space, including a new 6,500 square feet manufacturing facility. The lease agreement expires in November 2025, with an option to extend the term by five years. This facility has been designed with the capacity to produce clinical quantities of our product candidates required for clinical development. In August 2022, BiomX Israel entered into a sublease agreement for a portion of its office space in Ness Ziona, Israel. The agreement is for a period of two years beginning on August 15, 2022.

In addition to our premises in Israel, we are leasing a 25,894 square feet facility of office and laboratory space in Gaithersburg, Maryland, including 6,100 square feet manufacturing facility. The lease agreement expires in July 2034, with an option to terminate in February 2029, subject to 12 months’ notice and early termination fee.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Common Stock, and Units, are traded on NYSE American under the symbols PHGE, and PHGE.U, respectively. Our Public Warrants are quoted on the OTC Pink under the symbol “PHGEW”.

Holders of Record

As of March 28, 2024, there were 55,220,707 issued and outstanding shares of our Common Stock held by 75 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors at such time. Further if we incur indebtedness, our ability to declare dividends may be further limited by restrictive covenants we may agree to in connection therewith.

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report. The analysis of the financial condition and results of operations excludes APT as it was acquired after December 31, 2023. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report.

Overview

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as CF and DFO. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

Since BiomX Ltd.’s inception in 2015, we have devoted substantially all our resources to organizing and staffing our company, raising capital, acquiring rights to or discovering product candidates, developing our technology platforms, securing related intellectual property rights, and conducting discovery, research and development and clinical activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. As we advance our product candidates, we expect our expenses to remain significant. To date, we have funded our operations with proceeds from sales of our Common Stock, preferred shares and warrants, governmental grants, collaboration agreements and debt. As of December 31, 2023, we had received gross proceeds of approximately $154 million from sales of our securities. In addition, as of December 31, 2023, we have received $2.0 million from our collaboration agreements and recorded a reduction from research and development expenses of $2.2 million. The remainder of $0.2 million was received in January 2024. In addition, through December 31, 2023, we had received an aggregate of $8.0 million in the form of grants from the IIA, of which $1.1 million had been received as of December 31, 2023.

In addition, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend on the successful development of, the receipt of regulatory approval for, and eventual commercialization of one or more of our product candidates. Our net losses were approximately $26.2 million and $28.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $163 million and expect that for the foreseeable future we will continue to incur significant expenses as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with in-licensing or acquiring additional product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing or terminating one or more of our programs or ongoing or planned clinical trials of our product candidates. In May 2022, we announced, as part of our corporate restructuring plan (the “Corporate Restructuring”), our intention to reduce our operating costs, including a 50% reduction in personnel, while prioritizing our ongoing CF program.

On December 31, 2023, we had cash, cash equivalents and restricted cash of $15.9 million. Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for at least one year until April 3, 2025, as discussed further below under “-Liquidity and Capital Resources”.

On March 6, 2024 we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 9,164,968 shares of BiomX common stock, 40,470 shares of Series X Preferred Stock, convertible upon stockholder approval into 40,470,000 shares of BiomX common stock, and warrants, or the Merger Warrants, exercisable for 2,166,497 shares of BiomX common stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX. The Merger Warrants will be exercisable at any time after the date of the receipt of BiomX stockholder approval of their exercise at an exercise price of $5.00 per share and will expire on January 28, 2027.

Concurrently with the consummation of the Acquisition, BiomX consummated a private placement financing, or the March 2024 PIPE, with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 shares of Series X Preferred Stock, convertible upon stockholder approval into an aggregate of up to 216,417,000 shares of BiomX common stock, and (ii) warrants, or the Private Placement Warrants, to purchase up to an aggregate of 108,208,500 shares of BiomX common stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and an accompanying Private Placement Warrant to purchase 500 shares of BiomX common stock. The Private Placement Warrants will be exercisable any time after the date of the receipt of BiomX stockholder approval, at an exercise price of $0.2311 per share, and will expire on the 24-month anniversary of the initial exercisability date.

Immediately following the Acquisition, and without taking into account the shares of Convertible Preferred Stock issued in the March 2024 PIPE, and assuming conversion of all of the Convertible Preferred Stock into Common Stock, our stockholders (including holders of the Pre-Funded Warrants, as defined below) prior to the Acquisition owned approximately 55% of the share capital of the Company and APT’s stockholders prior to the Acquisition owned approximately 45% of the share capital of the Company.

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

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2023	2022
	USD In thousands
BX004	8,853	3,499
BX005	81	1,011
Salaries and related benefits (including stock-based compensation)	6,004	9,130
Depreciation	782	909
Rent and related expenses	905	1,101
Infrastructure & other unallocated or R&D expenses	2,410	2,017
Less grants from the IIA and consideration from collaboration agreements	(2,337)	(1,423)
Total research and development expenses, net	16,698	16,244

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expenses for personnel in executive, finance, corporate, business development and administrative functions. General and administrative expenses also include legal fees relating corporate and securities matters; professional fees for accounting, tax and audit services; insurance costs; travel expenses; and facility-related expenses, including rent, as well as operating related costs.

We believe that our general and administrative expenses may increase in the future as we integrate the APT operations and support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance, directors’ and officers’ insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expenses in the future. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Amortization of intangible assets

Intangible assets consist of in-process research and development, amortized for a period of three years, that started on January 1, 2020 and ended on December 31, 2022.

Other income

Other income consists of proceeds from sub-leasing a portion of our office space in Ness Ziona, Israel starting in August 2022.

Interest expenses

Interest expense consists of interest incurred under the Hercules Loan Agreement (as defined below(. We entered into a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, with respect to a venture debt facility, or the Hercules Loan Agreement. Under the Hercules Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30 million, or the Term Loan Facility. On March 19, 2024, the Company prepaid all of the remaining loan under the Term Loan Facility in a total of $10,428 thousands. The prepayment included an end of term charge of $983 thousands and accrued interest of $69 thousands.

Financial expenses, net

Financial expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on our bank deposits and money market funds.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	USD In thousands
R&D expenses, net	16,698	16,244
Amortization of intangible assets	-	1,519
General and administrative expenses	8,650	9,456
Operating loss	25,348	27,219
Interest expenses	2,404	2,069
Finance income, net	(1,249)	(902)
Other income	(357)	(134)
Tax expenses	23	65
Net Loss	26,169	28,317

R&D expenses, net (net of grants received from the IIA, and consideration from research collaborations) were $16.7 million for the year ended December 31, 2023, compared to $16.2 million for the year ended December 31, 2022. The increase of $0.5 million, or 3%, in the year ended December 31, 2023 compared to the prior year, is primarily due to the following:

●	an increase of $5.3 million primarily due to increased expenses related to conducting the clinical trial of our CF product candidate, BX004;

●	a decrease of $3.1 million in salaries and related expenses and stock-based compensation expenses mainly due to the workforce reduction resulting from the Corporate Restructuring ,as well as, the appreciation of the U.S. dollar against the NIS, which led to reduced salaries and related expenses in our Israeli subsidiary;

●	a decrease of $0.9 million due to pausing in the development of BX005, the product candidate for the treatment of AD; and

●	a decrease of $1.0 million due to increased consideration from research collaborations, which resulted in reduced expenses;

We recorded grants from the IIA totaling $1.1 million for each of the years ended December 31, 2023 and December 31, 2022.

Amortization of intangible assets ended on December 31, 2022, as the intangible asset was fully amortized.

General and administrative expenses were $8.7 million for the year ended December 31, 2023, compared to $9.5 million for the year ended December 31, 2022. The decrease of $0.8 million, or 8%, is primarily due to a decrease of $0.9 million in the Company’s directors’ and officers’ insurance premium.

Interest expenses were $2.4 million for the year ended December 31, 2023, compared to $2.1 million for the year ended December 31, 2022. The increase of $0.3 million, or 14%, is due to the increase of the U.S. prime rate, which led to increased interest payments under the Hercules Loan Agreement.

Finance income, net was $1.2 million for the year ended December 31, 2023, compared to $0.9 million for the year ended December 31, 2022. The increase of $0.3 million, or 33% is primarily due to rising interest rates, leading to an increase in interest income on our bank deposits. Such increase was partly offset by a decrease due to the appreciation of the U.S. dollar against the NIS, which resulted in higher exchange rate expenses.

 Other income was $0.4 million for the year ended December 31, 2023, compared to $0.1 million for the year ended December 31, 2022. The increase of $0.3 million, or 300%, is due to receipt of proceeds from a sublease agreement for a portion of our office space in Ness Ziona, Israel entered into in August 2022 following our Corporate Restructuring.

Liquidity and Capital Resources

Sources of Liquidity

We have never generated any revenue from sales of our products and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our Common Stock, preferred shares and warrants, venture debt, IIA grants and funds from collaboration agreements and through the business combination between Chardan Healthcare Acquisition Corp., a special purpose acquisition company, and BiomX Ltd., pursuant to which Chardan Healthcare Acquisition Corp. changed its name to BiomX Inc. Through December 31, 2023, we had received gross cash proceeds of approximately $154 million from sales of our Common Stock and preferred shares. In August 2021, we borrowed $15.0 million under the Hercules Loan Agreement. In addition, we received approximately $1.9 million from our collaboration agreements and grants from the IIA for each of the years ended December 31, 2023 and December 31, 2022.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

On December 4, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on December 11, 2020. In addition, on December 4, 2020, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC Jefferies, pursuant to which we could issue and sell shares of our Common Stock having an aggregate offering price of up to $50 million from time to time through Jefferies. We were not obligated to make any sales of Common Stock under the Sale Agreement. Through December 31, 2023, we sold an aggregate of 983,384 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5.8 million. We terminated the Sale Agreement on December 7, 2023.

On August 16, 2021 we entered into the Hercules Loan Agreement with Hercules, with respect to a venture debt facility. Under the Hercules Loan Agreement, Hercules provided the us with access to a term loan with an aggregate principal amount of up to $30 million, available in three tranches, subject to certain terms and conditions. The first tranche of $15 million was advanced to us on the date the Hercules Loan Agreement was executed. The milestones for the second and third tranches were not reached and have expired. and accordingly we never received additional amounts under the Hercules Loan Agreement. We were required to make interest-only payments through March 1, 2023, and we were required to repay the principal balance and interest in monthly installments through September 1, 2025. On March 19, 2024, we voluntarily prepaid the outstanding amount under the Hercules Loan Agreement and such agreement expired.

On February 22, 2023, we entered into a securities purchase agreement to issue and sell an aggregate of 15,997,448 shares of our Common Stock and 14,610,714 pre-funded warrants, or the Pre-Funded Warrants, and collectively, the Securities, at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through a private placement pursuant to an exemption from registration requirements under the Securities Act, or the February 2023 PIPE. The gross proceeds from the February 2023 PIPE were approximately $7.5 million, before deducting issuance costs. The offering closed in two parts. The first closing, which resulted in the issuance of 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of $1.5 million, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the first closing, we raised net proceeds of $1.3 million, after deducting issuance costs of $0.2 million. On April 24, 2023, our stockholders approved the issuance of up to 24,632,243 shares of Common Stock, including shares underlying Pre-Funded Warrants, in accordance with NYSE American rules. On May 4, 2023, we completed the second closing of the February 2023 PIPE and issued an aggregate of 12,797,957 shares of Common Stock and 11,834,286 Pre-Funded Warrants. Such Pre-Funded Warrants became exercisable on May 4, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the second closing, we raised net proceeds of $5.9 million, after deducting issuance costs of $0.1 million. As of December 31, 2023, no Pre-Funded Warrants had been exercised.

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into the ATM Agreement, with Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the ATM Agreement. From January 1, 2024 through March 26, 2024, we issued 75,179 shares of Common Stock pursuant to the ATM Agreement for aggregate gross proceeds of $19 thousand.

On March 15, 2024, in connection with the Acquisition, we consummated the March 2024 PIPE, pursuant to which we sold an aggregate of 216,417 shares of Convertible Preferred Stock and Private Placement Warrants to purchase up to an aggregate of 108,208,500 shares of Common Stock for aggregate gross proceeds of approximately $50 million.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for at least one year until April 3, 2025. In the future, we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as we are doing now with the ATM Agreement and as we did with the Hercules Loan Agreement. If certain disruptions due to, for instance, the Israel-Hamas War, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions.

We have no other commitments to obtain additional financing and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products as well as the ability to continue to maintain controls over our operating expenditures.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2023	2022
	USD In thousands
Net cash used in operating activities	(21,286)	(29,092)
Net cash provided by (used in) investing activities	1,951	(2,107)
Net cash provided by financing activities	2,899	292
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6	106
Net increase (decrease) in cash and cash equivalents	(16,430)	(30,801)

Operating Activities

During the year ended December 31, 2023, operating activities used $21.3 million of net cash, primarily due to a net loss of $26.2 million and by net cash used by changes in our operating assets and liabilities of $2.5 million and non-cash charges of $2.4 million. Non-cash charges for the year ended December 31, 2023, mainly consisted of stock-based compensation expenses of $1.0 million, depreciation and amortization of $0.9 million and amortization of debt issuance costs of $0.6 million. Net changes in our operating assets and liabilities for the year ended December 31, 2023, consisted primarily of an increase in trade account payables of $0.6 million and an increase in other account payables of $1.2 million, partially offset by a decrease in other current assets of $0.8 million.

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

Investing Activities

During the year ended December 31, 2023, investment activities used in net cash of $2.0 million, proceeds from withdrawal of short-term deposits of $2.0 million.

During the year ended December 31, 2022, investing activities used in net cash of $2.1 million, mainly consisting of investment in short-term deposits of $13.5 million, partially offset by proceeds from withdrawal of short-term deposits of $11.5 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we recognize gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net. As of December 31, 2023, we had outstanding foreign exchange contracts in the amount of approximately $4.1 million with a fair value asset of $0.3 million. As of December 31, 2022, we had outstanding foreign exchange contracts in the amount of approximately $4.5 million, with a fair value liability of $55,000.

Financing Activities

During the year ended December 31, 2023, financing activities provided net cash of $3.0 million, mainly consisting of $7.2 million due to issuances of Common Stock under the February 2023 PIPE, net of issuance costs, partially offset by the repayment of long-term debt of $4.3 million under the Hercules Loan Agreement.

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

Government Grants and Related Royalties

The Government of Israel, through the IIA, encourages research and development projects by providing grants. We may receive grants from the IIA at the rates that range from 20% to 50% of the research and development expenses, as prescribed by the research committee of the IIA. Through December 31, 2023, we had received an aggregate of $8.0 million in the form of grants from the IIA. BiomX Ltd was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of its funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval.

Below is a description of our obligations in connection with the grants received from the IIA under the Research Law:

Local Manufacturing Obligation

As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month SOFR applicable to U.S. dollar deposits, as published on the first business day of each calendar year.

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

As of December 31, 2023, no sales were generated and the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $7.9 million, as compared to $6.6 million as of December 31, 2022. As part of funding our current and planned product development activities, we may submit follow-up grant applications for new grants.

Outlook

We expect our expenses to remain substantially in the same level in connection with our ongoing activities. Our expenses will remain substantial and may also increase as we:

●	continue the development of our product candidates;

●	complete IND-enabling activities and prepare to initiate clinical trials for our product candidates;

●	work to integrate the business of APT;

●	initiate additional clinical trials and preclinical studies for product candidates in our pipeline;

●	seek to identify and develop or in-license or acquire additional product candidates and technologies;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;

●	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel; and

●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for at least one year until April 3, 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through public or private sales of our equity, including under the ATM Agreement, loans, milestone payments, possibly additional grants from the IIA or other government or non-profit institutions and other outside funding sources. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market volatility resulting from the, Israel-Hamas War, other armed conflicts such as in Ukraine or other disruptions, and market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. For more information regarding the risks related to our outlook, see “Risk Factors — Risks Related to Our Business, Technology and Industry.”

Foreign Exchange Contracts

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS. As of December 31, 2023 and 2022, we had outstanding foreign exchange contracts in the nominal amount of approximately $4.1 million and $4.5 million, respectively.

Critical Accounting Estimates

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

We estimate the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). We determine the fair value per share of the underlying stock by taking into consideration our most recent sales of stock. BiomX Ltd. has historically been a private company and lacks company-specific historical and implied volatility information of its stock. We used an average historical stock price volatility based on a combined weighted average of our historical average volatility and that of a selected peer group of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as we do not have a sufficient historical trading history of our Common Stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. We have historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for all stock option grants using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of our operations.

Intangible assets

In-process research and development acquired in a business combination were recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts.

We accounted for the acquisition of RondinX Ltd. using the acquisition method of accounting, which required us to estimate the fair values of the assets acquired and liabilities assumed. This included acquired in-process research and development and contingent consideration. Adjustments to the fair value of contingent consideration are recorded in earnings. On January 1, 2020, the in-process R&D efforts were completed. The Company had determined the useful life of the R&D assets for three years and began amortizing these assets accordingly in the financial statements. During the year ended on December 31, 2022 we recorded amortization expenses of $1.5 million. As of December 31, 2022, the intangible asset was fully amortized.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on the aforementioned evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was effective.

We are exempt from this requirement to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status under the Exchange Act as a non-accelerated filer as of the current time Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Ratification of Stock Issuance

On April 2, 2024, our Board of Directors adopted resolutions, or the Resolutions, approving the ratification of the issuance of one share of Common Stock issued in connection with the consummation of the Acquisition pursuant to Section 204 of the Delaware General Corporation Law, or the Ratification. A copy of the Resolutions adopted by our Board of Directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is set forth in Exhibit 99.1 to this Annual Report. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective, or be effective only on certain conditions, must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this Annual Report is filed with the SEC).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and member of the Board of Directors, or Board, as of April 3, 2024.

Name	Age	Position
Executive Officers
Jonathan Solomon	47	Chief Executive Officer and Director
Assaf Oron	49	Chief Business Officer
Marina Wolfson	39	Chief Financial Officer
Avraham Gabay	39	Interim Chief Financial Officer
Dr. Merav Bassan	58	Chief Development Officer

Non-Employee Directors
Dr. Russell Greig(1)(2)(3)	71	Director and Chairman of the Board of Directors
Jonathan Leff(2)	55	Director
Dr. Alan Moses(2)	74	Director
Gregory Merril (3)	58	Director
Edward Williams(1)	67	Director
Dr. Jesse Goodman(3)	72	Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

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

Marina Wolfson has served as the Chief Financial Officer of the Company since April 2022 and is currently on a maternity leave. Ms. Wolfson served in several finance and operations roles in the Company from December 2019 to March 2022. Ms. Wolfson’s experience includes working with large pharmaceutical and hi-tech companies, as well as venture capital funds. Prior to joining the Company, Ms. Wolfson worked as Vice President of Finance at BioView Ltd. (TASE:BIOV) from 2010 to 2019 and a senior auditor at Ernst & Young, from 2007 to 2010. Ms. Wolfson is a certified public accountant in Israel and holds a B.A in Economics and Accounting (with honors) and an MBA (with honors, specializing in finance) from Ben-Gurion University.

Avraham Gabay has served as the Company’s interim Chief Financial Officer, since the commencement of the maternity leave of Ms. Wolfson, the Company’s Chief Financial Officer, in November 2023, and will serve in that role for as long as Ms. Wolfson is on such leave. Prior to his appointment, from 2021 until 2023, Mr. Gabay served as the chief financial officer at Oravax Inc., a biotechnology company focusing on research and development of an oral vaccine. Prior to that, from 2019 until 2021, Mr. Gabay was the chief financial officer at Oramed Pharmaceuticals Inc. (Nasdaq: ORMP), which is developing an oral delivery platform for proteins and focusing on oral insulin. From 2015 to 2019, Mr. Gabay served as a corporate controller at Orcam Technologies Ltd., a company which develops, manufactures and sells a wearable assistive technology device for people who are blind, visually impaired or have reading or other disabilities. From 2014 to 2015, Mr. Gabay provided economic services in the advisory department of KPMG Israel, a certified public accounting firm, and from 2013 to 2014, he worked in the tax department of the law firm, Gornitzky & Co. In addition, Mr. Gabay serves as a director on the board of Nala Digital Ltd., a public company whose shares are listed for trading on the Tel Aviv Stock Exchange. Mr. Gabay holds a bachelor’s degree in law and accounting (magna cum-laude) from Tel-Aviv University and is a certified public accountant in Israel and a member of the Israeli Bar Association.

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

Directors

The biography of Mr. Solomon is set forth above under the header “Executive Officers.” The biographies of our non-employee directors are set forth below:

Dr. Russell Greig has served as a director and chairman of the Board of the Company since October 2019. Dr. Greig has more than 44 years of experience in the pharmaceutical industry, with knowledge and expertise in research and development, business development and commercial operations. He spent the majority of his career at GlaxoSmithKline, or GSK, where he held a number of positions including GSK’s President of Pharmaceuticals International from 2003 to 2008 and Senior Vice President Worldwide Business Development. From 2008 to 2010, Dr. Greig was also President of SR One, GSK’s corporate venture group. He is currently Chairman of Cardior (Germany), Nucleome Therapeutics (UK) and BiomX (NYSE). In addition, Dr. Greig previously served on the boards of Sanifit (Spain) (acquired by Vifor Pharma AG (SWX: VIFN), Tigenix N.V. (acquired by Takeda Pharmaceutical Company Limited), Ablynx N.V. (acquired by Sanofi, France) and Merus N.V. (Nasdaq: MRUS). He was previously Chairman of Syntaxin Ltd (UK) (acquired by Ipsen), Novagali Pharma S.A. (France) (acquired by Santen Pharmaceutical Co., Ltd.), and Isconova AB (Sweden) (acquired by Novavax, Inc. (Nasdaq: NVAX). He served as acting Chief Executive Officer at Genocea Biosciences (Nasdaq: GNCA) and Isconova AB for an interim period. He was also a member of the Scottish Scientific Advisory Committee, reporting to the First Minister of Scotland.

We believe that Dr. Greig’s qualifications to sit on our Board include his extensive board and leadership experience in business development and in drug research and development in the pharmaceutical industry.

Jonathan Leff has served as a director of the Company since March 2024. Mr. Leff is a Partner at Deerfield Management Company, L.P., or Deerfield and Chairman of the Deerfield Institute. He joined Deerfield in 2013 and focuses on venture capital and structured investments in biotechnology and pharmaceuticals. Prior thereto, Mr. Leff served as Managing Director at Warburg Pincus LLC from 2000 to 2012, where he led the firm’s investment efforts in biotechnology and pharmaceuticals. Mr. Leff also previously served as a member of the Executive Committee of the Board of the National Venture Capital Association, or NVCA, and led NVCA’s life sciences industry efforts as Chair of NVCA’s Medical Innovation and Competitiveness Coalition. He also served on the Emerging Companies Section Board of the Biotechnology Industry Organization. Mr. Leff is involved in the governance of several not-for-profit organizations, including serving as a member of the board of directors of the Spinal Muscular Atrophy Foundation and sitting on the Columbia University Medical Center Board of Advisors. He currently serves on the board of directors of Larimar Therapeutics, Inc., a publicly traded biotechnology company. Mr. Leff also previously served on the boards of several other publicly traded biotechnology and pharmaceutical companies, including ARS Pharmaceuticals, Inc., from 2022 to 2023, Proteon Therapeutics, Inc. from 2017 to 2019, AveXis, Inc. from 2014 to 2017 and Nivalis Therapeutics, Inc. from 2014 to 2016. He currently serves on the boards of several private biopharmaceutical companies and has previously served on the boards of other privately held biopharmaceutical companies. Mr. Leff received his A.B. from Harvard University, MBA from the Stanford University Graduate School of Business and M.S. in Biotechnology from Johns Hopkins University.

We believe that Mr. Leff’s qualifications to sit on our Board include his extensive board and leadership experience in capital markets and the pharmaceutical and biotech industries.

Dr. Alan Moses has served as a director of the Company since October 2020. Dr. Moses has been a Board member of Chemomab Therapeutics, Ltd. (Nasdaq: CMMB) since March 2021. Dr. Moses served as the Global Chief Medical Officer of Novo Nordisk A/S from 2013 until his retirement in 2018. Prior to that he served in various roles at Novo Nordisk A/S since 2004, beginning as Associate Vice President of Medical Affairs in the United States. Throughout his career, Dr. Moses has specialized in developing novel therapeutics and diagnostics for diabetes mellitus. He co-founded and directed the Clinical Investigator Training Program at Beth Israel Deaconess-Harvard Medical School-MIT. From 1998 to 2004, Dr. Moses served as Senior Vice President and Chief Medical Officer of the Joslin Diabetes Center with specific responsibility for the Joslin Clinic. He now serves as a member of the Board of Joslin Diabetes Center since December 2021. He also serves as Chairman of the Board of the nonprofit diaTribe Foundation and is a member of the Board of the Greater New England Chapter of the Juvenile Diabetes Research Foundation. Dr. Moses earned his MD from the Washington University School of Medicine in St. Louis, worked for three years at the National Institutes of Health, completed his clinical endocrine/diabetes training at Tufts New England Medical Center, and studied Health Care Strategy at Harvard Business School.

We believe that Dr. Moses’s qualifications to sit on our Board include his extensive leadership experience in clinical development in the pharmaceutical industry.

Gregory Merril has served as a director of the Company since March 2024. Mr. Merril founded APT in October 2016, and served as its Chief Executive Officer until October 2023 and served on its board of directors until March 2024. Currently, he lends his expertise to various startups, serving in capacities ranging from advisor to executive director. Mr. Merril served as Chief Executive Officer of Yost Labs, a developer of inertial motion sensors used in fields such as physical rehabilitation and drone navigation, from August 2015 to December 2017. Between 2011 and August 2015, he founded and led Brain Sentry, a company dedicated to developing wearable sensors to detect head impacts risking traumatic brain injury in sports including football, hockey, and lacrosse. From October 2009 to February 2011, he served as chief operating officer of Decision Technologies, which supported the U.S. Navy and the Missile Defense Agency with technology acquisitions and deployments. Earlier, as the founding chief executive officer and chair of Interaction Laboratories from March 2002 to October 2009, Merril worked on patents and products that enhanced physical activity in video games and military simulations. Before this, he was the founding Chief Executive Officer of HT Medical Systems, a company focusing on surgical training simulators, which merged with Immersion Corp (NASDAQ: IMMR) in July 2000. Mr. Merril is credited as inventor with 22 issued patents and holds a B.A. in psychobiology from McDaniel College.

We believe that Mr. Merril’s qualifications to sit on our Board include his experience in drug research and development in the pharmaceutical industry.

Edward “Eddie” Williams has served as a director of the Company since October 2023. Mr. Williams has served as a member of the board of directors of BioAtla, Inc. (Nasdaq: BCAB), a publicly traded biotechnology company focusing on oncology, since December 2021. From January 2018 to December 2022, he served as a member of the board of directors of Catalyst Biosciences Inc. (Nasdaq: CBIO, now GYRE), a publicly traded biopharmaceutical company. He also currently serves as director on the non-profit healthcare boards of Boone Memorial Health, and Innovative Hematology, Inc.

From March 2020 to September 2022, Mr. Williams held the positions of Special Advisor to the Chief Executive Officer and Interim Chief Commercial Officer of Ascendis Pharma, Inc. (Nasdaq: ASND). Prior to Ascendis, from 2006 to January 2017, Mr. Williams served as Senior Vice President and General Manager of US BioPharmaceuticals at Novo Nordisk, Inc. (NYSE: NVO), a multinational pharmaceutical and biotech company. Prior to Novo, from 2003 to 2006, Mr. Williams served as Vice President of Sales at the Respiratory and Dermatology Business Unit at Novartis Pharmaceuticals Corporation. Mr. Williams started his career in 1981 at The Upjohn Company (Pharmacia & Upjohn), where he later served as Vice President of Sales until July 2001 and then as Regional Vice President of Sales of Northeast Region post-merger with Searle, from July 2001 until May 2003. Mr. Williams holds a B.S. in Biology and Chemistry from the Marshall University, Huntington, WV, and the Grambling State University, Grambling, LA.

We believe that Mr. Williams’s qualifications to sit on our Board include his extensive board and leadership experience, coupled with his successful experiences pre-launch and commercialization of novel compounds in the pharmaceutical industry.

Dr. Jesse Goodman has served as a director of the Company since March 2024. Dr. Goodman has been the director of the Center on Medical Product Access, Safety and Stewardship, and professor of medicine and attending physician in infectious diseases, at Georgetown University since March 2014. Dr. Goodman also is an infectious disease physician at the Washington DC Veterans Affairs and Walter Reed Medical Centers. He serves on the board of directors of GlaxoSmithKline plc, a multinational pharmaceutical company, which he joined in 2016, and chaired that board’s science committee until early 2023, and he has served on the board of directors of Intellia Therapeutics, Inc., a publicly traded biotechnology company, since October 2018. Prior to the Merger Agreement, Dr. Goodman served on the board of directors of APT. He also has served as a president (2015 to 2020) and member (2015 to present) of the board of trustees of the United States Pharmacopeia Convention, Inc. From 2009 until February 2014, Dr. Goodman served as the chief scientist of the FDA. Dr. Goodman also served as deputy commissioner for science and public health at the FDA from 2009 through 2012. Prior to that, Dr. Goodman was the director of the FDA’s Center for Biologics Evaluation and Research from 2003 to 2009 and a senior advisor to the FDA commissioner from 1998 through 2000. Prior to his government service, Dr. Goodman was professor of medicine and chief of infectious diseases at the University of Minnesota. Dr. Goodman has served on numerous advisory boards and committees for national and international health care organizations, including the CDC, the National Institute of Health, the World Health Organization and the Coalition on Epidemic Preparedness Innovations. Dr. Goodman received a B.S. in biology from Harvard College, a master’s in public health from the University of Minnesota and an M.D. from the Albert Einstein College of Medicine, and did his residency and fellowship training in medicine, infectious diseases and oncology at the Hospital of the University of Pennsylvania and at the University of California in Los Angeles, where he was also chief medical resident. He has been elected to the Institute of Medicine of the National Academy of Sciences.

We believe that Dr. Goodman’s qualifications to sit on our Board include his extensive board and leadership experience in clinical development in the pharmaceutical industry and regulation.

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

Board Committees and Corporate Governance

Board Composition and Leadership Structure

As of April 3, 2024, the Board is comprised of seven members. The Board has a flexible policy with respect to the combination or separation of the offices of Chairman of the Board and Chief Executive Officer. Currently, Dr. Russell Greig serves as our independent Chairman, and Mr. Jonathan Solomon serves as our Chief Executive Officer. The Board believes that by having separate roles, the Chief Executive Officer is able to focus on the day-to-day business and affairs of the Company and the Chairman is able to focus on key strategic issues, board leadership and communication. While the Board believes this leadership structure is currently in the best interests of the Company and its stockholders, the Board also recognizes that future circumstances could lead it to combine these roles.

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

The members of the Audit Committee are Dr. Russell Greig and Edward Williams, each of whom is an independent director under NYSE American’s listing standards and satisfies the additional independence requirements of Rule 10A-3 of the Exchange Act. Dr. Russell Greig is the Chairperson of the Audit Committee. The Audit Committee does not currently have as a member an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee reviews annually the Company’s corporate performance goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of such goals and objectives, determines and approves the Chief Executive Office’s compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; makes recommendations to the Board with respect to the compensation of our executive officers, other than the Chief Executive Officer, and directors; and administers the Company’s incentive-compensation plans and equity-based plans, as well as the Company’s clawback policy. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The Chief Executive Officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries.

The members of the Compensation Committee are Dr. Alan Moses, Mr. Jonathan Leff and Dr. Russell Greig, each of whom is an independent director under NYSE American’s listing standards. Dr. Alan Moses is the Chairperson of the Compensation Committee.

The Compensation Committee retained Aon Solutions UK Limited or Aon, an independent compensation consultant, to provide advice with respect to option exchange and repricing of options under the Chardan Healthcare Acquisition Corp. 2019 Equity Incentive Plan, or the 2019 Plan, and the Company’s 2015 Employee Stock Option Plan , or the 2015 Plan, respectively. Aon’s primary responsibilities for the fiscal year ended December 31, 2023 included identifying the methodology of the repricing and option exchange and providing recommendations to the Compensation Committee, which the Compensation Committee considered among the factors it reviewed when determining such repricing and exchange of options.

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

The members of the Nominating and Corporate Governance Committee are Dr. Russell Greig, Dr. Jesse Goodman and Mr. Gregory Merril, each of whom is an independent director under NYSE American’s listing standards. Dr. Russell Greig is the Chairperson of the Nominating and Corporate Governance Committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the last two fiscal years with respect to (i) our Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2023, and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Option Awards(2) ($)(2)	All Other Compensation ($)(1)(3)	Total ($)(1)
Jonathan Solomon	2023	412,135	201,234	404,174	100,998	1,118,541
Chief Executive Officer	2022	424,581	-	512,974	103,987	1,041,542
Marina Wolfson	2023	214,727	76,209	90,742	46,578	428,256
Chief Financial Officer	2022	231,414	-	116,827	48,002	396,243
Dr. Merav Bassan	2023	264,105	101,145	153,218	72,463	590,931
Chief Development Officer	2022	280,213	-	206,332	76,373	562,948

(1)	All payments were originally made in NIS and were translated into USD using the annual average USD/NIS exchange rate for each fiscal year.

(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See note 12.B. to our Consolidated Financial Statements for the year ended December 31, 2023 for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal years ended December 31, 2023 and 2022. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.

(3)	Amounts in this column represent additional payments for welfare benefits, disability insurance and other customary or mandatory social benefits to employees in Israel.

Narrative Disclosure to the Summary Compensation Table

Option Awards

Prior to the Business Combination, option awards were granted to our named executive officers under the 2015 Plan. Option awards granted to our named executive officers after the closing of the Business Combination are granted pursuant to the 2019 Plan. In each case, one fourth of the options vest and become exercisable on the first anniversary of the grant date, and the remainder of the options vest and become exercisable in 12 equal quarterly instalments, subject to the named executive officer’s continued employment; provided that the options will vest and become exercisable in the event the named executive officer is terminated within the twelve (12) month period following the occurrence of a Change in Control (as defined in the applicable grant agreement) as a result of an involuntary termination without Cause (as defined in the applicable grant agreement) or a voluntary termination with Good Reason (as defined in the applicable grant agreement). Subject to the terms of any employment agreement, the unexercised portion of these awards is generally forfeited by a participant on the date his or her employment is terminated other than due to death or disability. In the event of death or disability, the options become fully exercisable and remain exercisable for a period specified in the applicable award agreement.

Bonus Awards

We have an annual corporate and individual goal-setting and review process for our named executive officers that is the basis for the determination of potential annual bonuses. Each of our named executive officers is eligible for annual performance-based bonuses of up to a specific percentage of their salary, ranging from 40% to 50% subject to approval by the Board or the Compensation Committee. The performance-based bonus is tied to a set of specified corporate and/or individual goals and objectives reviewed and approved by the Board, such as clinical and development milestones, meeting budget and strategic goals, and we conduct an annual performance review to determine the attainment of such goals and objectives. Our management may propose bonus awards to the Board primarily based on such review process. The Compensation Committee makes the final determination of the achievement of both the specified corporate and strategic objectives and the eligibility requirements for and the amount of such bonus awards and recommends a bonus award payout to the Board for approval. For fiscal year 2023, bonuses were accrued based on advancing or development plans, the satisfaction of certain product candidate development milestones and strategic objectives.

Employment Agreements

Below are descriptions of our employment agreements with our named executive officers.

Jonathan Solomon

Pursuant to an employment agreement dated February 1, 2016, by and between BiomX Israel and Mr. Solomon, as the Chief Executive Officer of BiomX Israel, Mr. Solomon is entitled to a base salary of NIS 64,000, or approximately $19,500, per month, and an additional gross payment of NIS 16,000, or approximately $4,900, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Mr. Solomon’s Salary). Starting April 1, 2023, Mr. Solomon is entitled to a base salary of NIS 100,000, or approximately $27,778, per month, and overtime payment of NIS 25,000 or approximately $6,944, per month.

BiomX Israel also makes customary contributions on Mr. Solomon’s behalf to a pension fund or a managers insurance company, at Mr. Solomon’s election, in an amount equal to 8.33% of his Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of the Salary in case Mr. Solomon is insured through a managers insurance policy, or 6.50% of Mr. Solomon’s Salary in case Mr. Solomon is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Mr. Solomon chooses to allocate his pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure him under a work disability insurance policy at the rate required to insure 100% of Mr. Solomon’s Salary and for this purpose will contribute an amount of up to 2.50% of Mr. Solomon’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are intended to be in lieu of statutory severance pay that Mr. Solomon would otherwise be entitled to receive from BiomX Israel in accordance with Severance Pay Law 5723-1963, or the Severance Pay Law. BiomX Israel also contributes 7.50% of Mr. Solomon’s monthly salary to a recognized educational fund. BiomX Israel also reimburses Mr. Solomon for automobile maintenance and transportation expenses of NIS 2,000, or $556 per month. Mr. Solomon is also entitled to non-statutory 12 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Mr. Solomon waives all claims and continues to comply with the other terms of his employment agreement.

Marina Wolfson

Pursuant to an employment agreement dated December 1, 2019, by and between BiomX Israel and Ms. Wolfson, she serves as our Chief Financial Officer. Ms. Wolfson is entitled to a base salary of NIS 39,600, or approximately $11,400, per month, and an additional gross payment of NIS 7,400, or approximately $2,130, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Ms. Wolfson’s Salary. Starting May 1, 2020, Ms. Wolfson’s base salary was NIS 40,000 or approximately $11,458, per month, and an additional gross payment of NIS 10,000 or approximately $2,865, per month. Starting April 1, 2023, Ms. Wolfson’s base salary is NIS 54,080 or approximately $15,022, per month, and an additional gross payment of NIS 13,520 or approximately $3,756, per month.

BiomX Israel also makes customary contributions on Ms. Wolfson’s behalf to a pension fund or a managers insurance company, at Ms. Wolfson’s election, in an amount equal to 8.33% of Ms. Wolfson’s Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a managers insurance policy, or 6.50% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Ms. Wolfson chooses to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure her under a work disability insurance policy at the rate required to insure 75% of Ms. Wolfson’s Salary and for this purpose will contribute an amount of up to 2.50% of Ms. Wolfson’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Ms. Wolfson would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Ms. Wolfson’s monthly Salary (not to exceed NIS 15,712, or approximately $4,364) to a recognized educational fund. The Company reimburses Ms. Wolfson for automobile maintenance and transportation expenses of NIS 2,500, or approximately $694, per month. Ms. Wolfson is also entitled to non-statutory 9 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Ms. Wolfson waives all claims and continues to comply with the other terms of his employment agreement.

Dr. Merav Bassan

Pursuant to an employment agreement dated August 26, 2019, by and between BiomX Israel and Dr. Bassan, as the Chief Development Officer of BiomX Israel, Dr. Bassan is entitled to a base salary of NIS 56,000, or approximately $17,230, per month, and an additional gross payment of NIS 14,000, or approximately $4,307, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Dr. Bassan’s Salary. Starting April 1, 2023, Dr. Bassan is entitled to a base salary of NIS 62,800, or approximately $17,444, per month, and an additional gross payment of NIS 15,700 or approximately $4,361, per month.

BiomX Israel also makes customary contributions on Dr. Bassan’s behalf to a pension fund or a managers insurance company, at Dr. Bassan’s election, in an amount equal to 8.33% of Dr. Bassan’s Salary, allocated to a fund for severance pay, and an additional amount equal to 7.30% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a managers insurance policy, or 6.50% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Dr. Bassan chooses to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure her under a work disability insurance policy at the rate required to insure 75% of Dr. Bassan’s Salary and for this purpose will contribute an amount of up to 2.50% of the Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Dr. Bassan would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Dr. Bassan’s monthly Salary to a recognized educational fund. The Company reimburses Dr. Bassan for automobile maintenance and transportation expenses of NIS 2,500, or approximately $694, per month. Dr. Bassan is also entitled to non-statutory 9 months severance (including social benefits), upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Dr. Bassan waives all claims and continues to comply with the other terms of her employment agreement.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2023:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Solomon	11/13/2016	167,434	-	0.54	01/07/2027
	03/26/2017 (2)	182,133	-	0.275	03/26/2027
	05/22/2018 (2)	201,718	-	0.275	05/21/2028
	03/29/2019 (2)	284,701	-	0.275	03/29/2029
	03/25/2020 (3)	35,527	2,368	0.275	03/25/2030
	03/30/2021 (3)	27,500	12,500	0.275	03/30/2031
	03/29/2022 (3)	64,063	82,366	0.275	03/29/2032
	08/22/2022	31,250	68,750	0.66	08/22/2032
	03/01/2023		410,000	0.4	03/01/2033

Dr. Merav Bassan	10/10/2019 (2)	189,997	-	0.275	10/10/2029
	03/30/2021 (3)	8,593	3,907	0.275	03/30/2031
	03/29/2022 (3)	31,250	40,179	0.275	03/29/2032
	08/22/2022	23,438	51,562	0.66	08/22/2032
	03/01/2023	-	100,000	0.4	03/01/2033

Marina Wolfson	03/25/2020 (3)	8,882	592	0.275	03/25/230
	03/30/2021 (3)	6,017	2,733	0.275	03/30/2031
	03/29/2022 (3)	15,625	20,090	0.275	03/29/2032
	08/22/2022	23,438	51,562	0.66	08/22/2032
	03/01/2023	-	100,000	0.4	03/01/2033
	29/10/2023	-	59,800	0.275	10/29/2033

(1)

Unless otherwise indicated, options vest and become exercisable as follows: 25% of the options on the first anniversary of the “vesting commencement date” (as defined in the applicable notice of option grant) and, thereafter, in 12 equal quarterly installments of 6.25% each.

(2)	On October 29, 2023, the Board of Directors approved a reduction in the exercise price of each outstanding option to purchase shares of the Company’s Common Stock currently held by employees of the Company with an original exercise price above $0.69 per share granted under the 2015 Plan to $0.275 per share. Other than the exercise price, no other terms of grant of the repriced options were changed; however, the options may not be exercised until one year after the repricing date.

(3)	On November 9, 2023, the Company filed with the SEC a Tender Offer Statement defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees, or the Option Exchange granted under the 2019 Plan. The Company offered to exchange certain out-of-the-money stock options for new stock options at an exchange ratio of between 1.4 and 3.8 surrendered options for one new option exercisable for shares of common stock with a lower exercise price. On December 11, 2023, the completion date of the Option Exchange, the stock options were tendered by eligible employees, and the Company granted new options at an exercise price of $0.275.

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

Each non-employee director also receives an annual award of options to purchase our Common Stock. One-fourth of each Annual Option Award vests on the first anniversary of the date of grant, and the remainder of the annual option award vests in 12 equal quarterly installments, subject to such director’s continued service on the Board. The Company’s policy is to grant options based, among other things, on the recommendations of a compensation consultant. In 2023, the Company granted 41,000 options to each non-employee director and 82,000 to the Chairman of the Board.

The following table sets forth information concerning compensation accrued or paid to our independent, non-employee directors during the year ended December 31, 2023 for their service on our Board. Mr. Jonathan Solomon, a director who is also our employee, received no additional compensation for his service as a director and is not set forth in the table below:

Name	Fees earned or paid in cash ($)	Option Awards(2)(3)	All other compensation	Total ($)
Dr. Russell Greig	100,500	61,077	-	161,577
Michael Dambach(1)	27,205	2,449	-	29,654
Jason Marks(1)	25,605	2,449	-	28,054
Dr. Alan Moses	47,560	33,873	-	81,433
Edward L. Williams	7,704	1,085	-	8,789
Lynne Sullivan(1)	54,000	30,538	-	84,538
	262,574	131,471	-	394,045

(1)	Effective as of March 15, 2024, the director resigned and no longer serves on the Board

(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See note 12.B. of the notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal years ended December 31, 2022 and 2023. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.

(3)	As of December 31, 2023, we had outstanding grants to our non-executive directors aggregating 493,800 options of which 134,675 were exercisable or vested, as the case may be, as follows:

Name	Total of options granted	Total of options exercisable and vested
Russell Greig	185,400	68,839
Michael Dambach	41,000	-
Jason Marks	41,000	-
Dr. Alan Moses	92,700	31,418
Edward L. Williams	41,000	-
Lynne Sullivan	92,700	34,418
Total	493,800	134,675

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity incentive plans, the 2015 Plan, and the 2019 Plan. Although no shares of our Common Stock are available for future issuance under the 2015 Plan, the 2015 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2023, options to purchase 2,055,836 shares of our Common Stock remained outstanding under the 2015 Plan.

The 2019 Plan was adopted by the Board of Directors and approved by our stockholders in connection with the Business Combination. As of December 31, 2023, there were 1,011,104 shares of our Common Stock available for issuance under the 2019 Plan. The aggregate number of shares of our Common Stock available for issuance pursuant to the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2024, 1,839,197 additional shares of our Common Stock were made available for issuance pursuant to the 2019 Plan.

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2023, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – note 12B – Stock-Based Compensation.

	Equity Compensation Plan Information
	December 31, 2023
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,224,871	0.68	1,011,104
Equity compensation plans not approved by security holders	2,055,840	0.32	-
Total	5,280,711	0.54	1,011,104

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 28, 2024 (except as otherwise indicated) based on information obtained from the persons named below, with respect to the beneficial ownership of our Common Stock, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all our executive officers and directors as a group. Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding Common Stock, and Schedules 13G or 13D filed with the SEC, as the case may be, and includes shares of our Common Stock which each beneficial owner has the right to acquire within 60 days of March 28, 2024. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. We have based our calculation of beneficial ownership on 55,220,077 shares of our Common Stock outstanding as of March 28, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
OrbiMed Israel GP Ltd. (2) 89 Medinat Hayehudim St. Building E Herzliya 4614001 Israel	12,577,821	19.9%
Cystic Fibrosis Foundation (3) 4550 Montgomery Ave. Suite 1100N Bethesda, MD 20814	9,330,580	15.6%
Nimble Ventures, LLC (4) 1 Letterman Drive, Building A, Suite 4900, San Francisco, CA 94129(2)	4,598,189	8.3%
Deerfield Healthcare Innovations Fund II, L.P. (5) 345 Park Avenue South, 12th Floor, New York, New York 10010	3,055,049	5.5%
Deerfield Private Design Fund V, L.P. (6) 345 Park Avenue South, 12th Floor, New York, New York 10010	3,055,049	5.5%
AMR Action Fund, L.P. (7) 225 Franklin Street, Suite 1750, Boston, MA 02110	3,054,870	5.5%
Telmina Limited (8) 34 Rue de l’athenee, PO Box 393, 1211 Geneva 12, Switzerland	2,839,714	5.1%
Directors and Named Executive Officers
Jonathan Solomon(9)	1,167,096	2.1%
Marina Wolfson (10)	98,272	*
Dr. Merav Bassan(11)	292,900	*
Dr. Russell Greig(12)	102,365	*
Dr. Jesse Goodman	-	-
Jonathan Leff	-	-
Gregory Merril	-	-
Dr. Alan Moses(13)	54,650	*
Edward L. Williams	-	-
All directors and executive officers as a group (11 persons)	2,027,633	3.7%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BiomX Inc., 22 Einstein St., 4th Floor, Ness Ziona 7414003, Israel.

(2)	This stockholder, together with its affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliated, including OrbiMed Israel BioFund GP Limited Partnership, Carl L. Gordon and Erez Chimovits beneficially own 4,517,589 shares of Common Stock and pre-funded warrants to acquire up to 8,060,232 shares of Common Stock. Excludes (x) 4,327 Series X Non-Voting Convertible Preferred Stock, (y) 290,781 Warrants and (y) 1,220,176 Pre-Funded Warrants, and (z) 2,538,500 warrants to purchase Shares. The Warrants and Pre-Funded Warrants each contain an issuance limitation that prohibits the holder from exercising such Warrants or Pre-Funded Warrants to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliated, including OrbiMed Israel BioFund GP Limited Partnership, Carl L. Gordon and Erez Chimovits) would beneficially own in excess of 19.9% of the Shares outstanding immediately after giving effect to the issuance of the Shares upon exercise of the warrants, or the Beneficial Ownership Limitation. Each share of Series X Preferred Stock is automatically convertible into 1,000 Shares following approval by the Issuer’s stockholders of such conversion, subject to the Beneficial Ownership Limitation. Based on information contained in the Schedule 13D/A filed with the SEC on March 19, 2024 and on the Company’s records.

(3)	Consists of (i) 4,552,315 shares of Common Stock and (ii) 4,778,265 shares of Common Stock issuable upon exercise of a warrant exercisable within 60 days. Excludes (i) 21,635 shares of Series X Non-Voting Convertible Preferred Stock, and (ii) 10,817,500 shares of common stock issuable upon exercise of a warrant, as the Series X Preferred Stock and such warrant will only become convertible or exercisable, as applicable, following approval by the Company’s stockholders. Each share of Series X Preferred Stock is convertible into 1,000 shares of common stock following approval by the Company’s stockholders of such conversion, subject to a beneficial ownership limitation. Based solely on information contained in a Schedule 13G filed with the SEC on March 26, 2024 and on the Company’s records.

(4)	Consists of (i) 4,550,000 shares of Common Stock and (ii) warrants to acquire up to 552,041 shares of Common Stock, which contain an issuance limitation that prohibits the holder from exercising the Pre-Funded Warrants to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliated) would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to the issuance of the shares of common stock issuance upon exercise of the warrants. John H. Burbank III is the control person of Nimble Ventures and, in such capacity, may be deemed to indirectly beneficially own the Shares that Nimble Ventures directly beneficially owns. Based on information contained in the Schedule 13G filed with the SEC on June 23, 2023 and on the Company’s records.

(5)	Does not include (i) an aggregate of 53,840,000 shares of Common Stock underlying 53,840 shares of Series X Preferred Stock, which will become convertible into Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions, or (ii) an aggregate of 20,897,175 shares of Common Stock underlying warrants that will become exercisable for Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions. Based solely on information contained in a Schedule 13D filed with the SEC on March 22, 2024 and on the Company’s records.

(6)	Does not include (i) an aggregate of 53,840,000 shares of Common Stock underlying 53,840 shares of Series X Preferred Stock, which will become convertible into Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions, or (ii) an aggregate of 20,897,175 shares of Common Stock underlying warrants that will become exercisable for Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions. Based solely on information contained in a Schedule 13D filed with the SEC on March 22, 2024 and on the Company’s records.

(7)	Does not include (i) an aggregate of 42,337,000 shares of Common Stock underlying 42,337 shares of Series X Preferred Stock, which will become convertible into Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions, or (ii) an aggregate of 15,145,647 shares of Common Stock underlying warrants that will become exercisable for Common Stock (subject to a beneficial ownership limitation), if at all, upon the occurrence of certain conditions. Based solely on information contained in a Schedule 13G filed with the SEC on March 25, 2024 and on the Company’s records.

(8)	Consists of 2,839,714 shares of Common Stock. Based solely on information contained in a Schedule 13G filed with the SEC on September 29, 2023 and on the Company’s records.

(9)	Consists of 25,000 shares of Common Stock, 25,000 warrants (entitling the holder to acquire up to 18,750 shares of Common Stock), 1,105,444 options that are exercisable and 17,902 additional options that will become exercisable within 60 days of March 28, 2024.

(10)	Consists of 3,750 shares of Common Stock, 3,750 warrants (entitling the holder to acquire up to 2,813 shares of Common Stock), 84,242 options that are exercisable and 7,467 additional options that will become exercisable within 60 days of March 28, 2024.

(11)	Consists of 282,966 options that are exercisable and 9,934 additional options that will become exercisable within 60 days of March 28, 2024.

(12)	Consists of 3,750 shares of Common Stock, 3,750 warrants (entitling the holder to acquire up to 2,813 shares of Common Stock), 91,339 options that are exercisable and 4,463 additional options that will become exercisable within 60 days of March 28, 2024.

(13)	Consists of 5,000 shares of Common Stock, 5,000 warrants (entitling the holder to acquire up to 3,750 shares of Common Stock), 42,668 options that are exercisable and 3,232 additional options that will become exercisable within 60 days of March 28, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Dr. Russell Greig, Dr. Alan Moses, Mr. Edward L. Williams, Mr. Jonathan Leff, Dr. Jesse Goodman and Mr. Gregory Merril are our independent directors.

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

Policies and Procedures Regarding Transactions with Related Parties

Our Related-Person Transactions Policy requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). For as long as the Company qualifies as a “smaller reporting company” as defined under Rule 12b-2 under the Exchange Act, a related-person transaction is defined under our Related-Person Transactions Policy as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any Related Person (as defined in the policy) are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any Related Person had or will have a direct or indirect material interest. If the Company ceases to be a smaller reporting company, a related-person transaction will be defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any Related Person are, were or will be participants in which the amount involved exceeds $120,000, and in which any Related Person had or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy.

In the event that the Company proposes to enter into, or materially amend, a related-person transaction, management of the Company shall present such related-person transaction to the Audit Committee for review, consideration and approval or ratification. The presentation must include, to the extent reasonably available, a description of (a) all of the parties thereto, (b) the interests, direct or indirect, of any Related Person(s) in the transaction in sufficient detail so as to enable the Audit Committee to fully assess such interests, (c) the purpose of the transaction, (d) all of the material facts of the proposed related-person transaction, including the proposed aggregate value of such transaction, or, in the case of indebtedness, the amount of principal that would be involved, (e) the benefits to the Company of the proposed related-person transaction, (f) if applicable, the availability of other sources of comparable products or services, (g) an assessment of whether the proposed related-person transaction is on terms that are comparable to the terms available to or from, as the case may be, unrelated third parties that would have been negotiated at arm’s length, and (h) management’s recommendation with respect to the proposed related-person transaction knowing that there is a potential or actual conflict that will arise of the matter proceeds to fruition. In the event the Audit Committee is asked to consider whether to ratify an ongoing related-person transaction, in addition to the information identified above, the presentation must include (i) a description of the extent of work performed and remaining to be performed in connection with the transaction, (ii) an assessment of the potential risks and costs of termination of the transaction, and (iii) where appropriate, the possibility of modification of the transaction.

The Committee, in approving or rejecting the proposed related-person transaction, will consider all the relevant facts and circumstances deemed relevant by and available to the Committee, including but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the Related Person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms and timing of the transaction, (d) the availability of other sources of comparable services or products, (e) the terms available to or from, as the case may be, unrelated third parties, and (f) how the related-person transaction was realized and communicated to the Audit Committee as required under the Related-Person Transactions Policy. The Audit Committee will approve only those related-person transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Other than compensation, termination, change in control and other arrangements, which are described in Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, our only related-person transactions since January 1, 2023 consisted of (i) a Securities Purchase Agreement we entered into on February 22, 2023 with accredited and non-U.S. investors, including the Cystic Fibrosis Foundation, or CFF, OrbiMed Israel GP Ltd., or Orbimed, and Nimble  Ventures LLC our stockholders, each of which holding more than 5% of our outstanding Common Stock, relating to a private placement of an aggregate of 15,997,448 shares of our Common Stock and 14,610,714 pre-funded warrants, at a purchase price of $0.245 per Share and $0.244 per pre-funded warrant. The gross proceeds from this offering are approximately $7.4 million, before deducting issuance costs. The pre-funded warrants became exercisable on May 4, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. Of these proceeds, an aggregate of 3,385,000 shares of Common Stock and 4,778,265 pre-funded warrants were sold to CF for gross proceeds of $2 million, an aggregate of 1,740,000 shares of Common Stock and 9,280,408 pre-funded warrants were sold to Orbimed for gross proceeds of $2.7 million and an aggregate of 4,550,000 shares of Common Stock and 552,041 pre-funded warrants were sold to Nimble Venture LLC for gross proceeds of $1.25  million  and (ii) a Securities Purchase Agreement we entered into on March 6, 2024 with certain investors, including CFF, Orbimed and Telmina Limited, or Telmina, our stockholders, each of which hold more than 5% of our outstanding Common Stock, pursuant to which we sold an aggregate of 216,417 shares of Convertible Preferred Stock and Private Placement Warrants to purchase up to an aggregate of 108,208,500 shares of Common Stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and accompanying Private Placement Warrant. The aggregate gross proceeds from this offering were approximately $50 million. The Private Placement Warrants may be exercised at any time following stockholder approval of the conversion of all issued and outstanding Series X Preferred Stock and the exercise of all Private Placement Warrants in accordance with the listing rules of NYSE American, which we are obligated to bring to the stockholders vote by no later than August 12, 2024, will have an exercise price of $0.2311 and expire on the 24-month anniversary of the date on which they are first exercisable. The exercise price of the Private Placement Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. Of these proceeds, an aggregate of 21,635 shares of Convertible Preferred Stock and 10,817,500 Private Placement Warrants were sold to CFF for gross proceeds of $5 million, an aggregate of 4,327 shares of Convertible Preferred Stock and 2,163,500 Private Placement Warrants were sold to Orbimed for gross proceeds of $1 million and an aggregate of 2,596 shares of Convertible Preferred Stock and 1,298,000 Private Placement Warrants were sold to Telmina for gross proceeds of $0.6 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary and description of fees billed by us to Kesselman & Kesselman, Certified Public Accountants (Isr.) for the fiscal years ended December 31, 2023 and December 31, 2022.

	Fiscal year ended December 31, 2023	Fiscal year ended December 31, 2022
Audit fees(1)	$126,000	$126,000
Audit-related fees(2)	$97,000	$24,969
Tax fees(3)	$3,393	$-
All other fees	$-	$-
Total fees	$226,393	$150,969

(1)	Audit Fees include fees for professional services rendered for the quarterly reviews of the interim consolidated financial statements and the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K.

(2)	Audit-Related Fees include fees for services that were reasonably related to the performance of the audit of the annual consolidated financial statements for the fiscal year, other than Audit Fees, such as for services in connection with the Sale Agreement, our February 2023 PIPE and a registration statement filed for the re-sale of certain shares of Common Stock by selling stockholders.

(3)	Tax Fees include fees for tax compliance and tax advice.

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

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

●	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to our independent registered public accounting firm during the fiscal year in which the services are provided;

●	such services were not recognized as non-audit services at the time of the relevant engagement; and

●	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

EXHIBIT INDEX

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 6, 2024, by and among BiomX Inc., BTX Merger Sub I, Inc., BTX Merger Sub II, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 9, 2022)
3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019 (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
3.3	Form of Certificate of Designation of Series X Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.1***	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
4.2	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.4	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.5	Warrant Agreement, dated December 13, 2018 between Continental Stock Transfer & Trust Company and the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
4.6	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
4.7	Form of Pre-Funded Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)
4.8	Form of Merger Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.9	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.10	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.11	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on March 18, 2024)
10.1**	Chardan Healthcare Acquisition Corp. 2019 Omnibus Long-Term Incentive Plan, as amended (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed by the Company on July 28, 2023)
10.2	Registration Rights Agreement dated October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.3**, ***	Form of Indemnification Agreement
10.4*	Research and License Agreement, dated June 22, 2015, between BiomX Ltd. and Yeda Research and Development Company Limited, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.8**	2015 Employee Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.9	Registration Rights Agreement, dated December 13, 2018, among the Company and the initial stockholders and Chardan Capital Markets, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
10.10**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.11**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.12**	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.13*	An addendum to a lease agreement dated from May 25, 2017, dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)

10.14*	Lease agreement dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS, Nova Measuring Systems Ltd. and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.15	Open Market Sale AgreementSM, dated December 4, 2020, between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 4, 2020).
10.17**	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon (Incorporated by reference to Exhibit 10.1 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.18**	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan (Incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.19**	Employment Agreement, dated January 1, 2017, between BiomX Ltd. (formerly MBcure Ltd.) and Assaf Oron. (Incorporated by reference to Exhibit 10.3 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.20	Form of Securities Purchase Agreement dated February 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.22*,***	Exclusive License between Adaptive Phage Therapeutics, Inc. and United States of America, as represented by the Secretary of the Navy, dated March 16, 2017
10.23*,***	First Amendment, dated January 10, 2019, to Exclusive License between Adaptive Phage Therapeutics, Inc. and United States of America, as represented by the Secretary of the Navy
10.24*,***	Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research, dated August 24, 2021
10.25***	License Modification 1, dated August 31, 2022, to Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research
10.26	Securities Purchase Agreement, dated as of March 6, 2024, by and among BiomX Inc. and each purchaser identified on Annex A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
10.27	Form of Registration Rights Agreement, dated as of March 6, 2024, by and among the Company and certain purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
10.28*,***	Lease Agreement, dated as of August 9, 2019, by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.29*,***	Amendment No. 1, dated as of October 28, 2020, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.30*,***	Amendment No. 2, dated as of July 8, 2021, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.31*,***	Amendment No. 3, dated as of July 15, 2021, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.32*,***	Amendment No. 4, dated as of September 27, 2022, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.33*,***	Amendment No. 5, dated as of February 2, 2023, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
10.34*,***	Amendment No. 6, dated as of March 5, 2024, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc.
21.1***	Subsidiaries of Company
23.1***	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32.1****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1***	Clawback Policy
99.1***	Resolutions of Board of Directors Ratifying Stock Issuance
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
**	Indicates a management contract or a compensatory plan or agreement.
***	Filed herewith.
****	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: April 3, 2024	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Solomon	Chief Executive Officer	April 3, 2024
Jonathan Solomon	(Principal Executive Officer) and Director

/s/ Avraham Gabay	Interim Chief Financial Officer	April 3, 2024
Avraham Gabay	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell Greig	Chairman of the Board of Directors	April 3, 2024
Dr. Russell Greig

/s/ Jesse Goodman	Director	April 3, 2024
Dr. Jesse Goodman

/s/ Jonathan Leff	Director	April 3, 2024
Jonathan Leff

/s/ Gregory Merril	Director	April 3, 2024
Gregory Merril

/s/ Alan Moses	Director	April 3, 2024
Dr. Alan Moses

/s/ Eddie Williams	Director	April 3, 2024
Eddie Williams

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BiomX Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations, incurred an accumulated deficit, and has stated that these events or conditions raise substantial doubt on the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

April 3, 2024

We have served as the Company's auditor since 2021.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	14,907	31,332
Restricted cash	957	962
Short-term deposits	-	2,000
Other current assets	1,768	2,587
Total current assets	17,632	36,881

Non-current assets
Operating lease right-of-use assets	3,495	3,860
Property and equipment, net	3,902	4,790
Total non-current assets	7,397	8,650
	25,029	45,531

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables	1,381	820
Current portion of lease liabilities	666	687
Other account payables	3,344	2,150
Current portion of long-term debt	5,785	4,282
Total current liabilities	11,176	7,939

Non-current liabilities
Contract liability	1,976	1,976
Long-term debt, net of current portion	5,402	10,591
Operating lease liabilities, net of current portion	3,239	3,798
Other liabilities	155	188
Total non-current liabilities	10,772	16,553

Commitments and Contingencies (Note 10)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of December 31, 2023 and December 31, 2022. No shares issued and outstanding as of December 31, 2023 and December 31, 2022.	-	-
Common stock, $0.0001 par value (“Common Stock”); Authorized - 120,000,000 shares as of December 31, 2023 and December 31, 2022. Issued – 45,979,930 and 29,982,282 as of December 31, 2023 and 2022, respectively. Outstanding – 45,979,930 and 29,976,582 as of December 31, 2023 and 2022, respectively.	3	2

Additional paid in capital	166,048	157,838
Accumulated deficit	(162,970)	(136,801)
Total Stockholders’ equity	3,081	21,039
	25,029	45,531

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2023	2022

Research and development (“R&D”) expenses, net	16,698	16,244
Amortization of intangible assets	-	1,519
General and administrative expenses	8,650	9,456

Operating loss	25,348	27,219

Other income	(357)	(134)
Interest expenses	2,404	2,069
Finance income, net	(1,249)	(902)

Loss before tax	26,146	28,252

Tax expenses	23	65

Net Loss	26,169	28,317

Basic and diluted loss per share of Common Stock	0.51	0.95

Weighted average number of shares of Common Stock outstanding, basic and diluted	51,330,324	29,854,003

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	capital	deficit	equity

Balance as of December 31, 2021	29,747,538	2	156,017	(108,484)	47,535

Issuance of Common Stock under Open Market Sales Agreement net of $8 issuance costs (**)	229,044	*	273	-	273
Stock-based compensation expenses	-	-	1,529	-	1,529
Proceeds on account of shares (***)	-	-	19	-	19
Net loss	-	-	-	(28,317)	(28,317)

Balance as of December 31, 2022	29,976,582	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under Private Investment in Public Equity (“PIPE”), net of $333 issuance costs (**)	15,997,448	1	7,151	-	7,152
Reissuance of treasury stock (***)	5,700	-	-	-	-
Stock-based compensation expenses	-	-	1,059	-	1,059
Issuance of Common Stock under Open Market Sales Agreement (**)	200	*	*	-	*
Net loss	-	-	-	(26,169)	(26,169)

Balance as of December 31, 2023	45,979,930	3	166,048	(162,970)	3,081

(*)	Less than $1.

(**)	See note 12A.
(***)	See note 9A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2023	2022

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(26,169)	(28,317)

Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	871	2,520
Stock-based compensation	1,059	1,529
Amortization of debt issuance costs	567	463
Finance income, net	(128)	(842)
Changes in other liabilities	(33)	(27)
Capital loss, net	71	10

Changes in operating assets and liabilities:
Other current assets	819	956
Trade account payables	556	(1,975)
Other account payables	1,194	(3,303)
Net change in operating leases	(93)	(106)
Net cash used in operating activities	(21,286)	(29,092)

CASH FLOWS – INVESTING ACTIVITIES
Investment in short-term deposits	-	(13,500)
Proceeds from short -term deposits	2,000	11,500
Purchase of property and equipment	(50)	(112)
Proceeds from sale of property and equipment	1	5
Net cash provided by (used in) investing activities	1,951	(2,107)

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	-	273
Issuance of Common Stock and warrants under PIPE	7,485	-
Issuance costs from PIPE	(333)	-
Repayment of long-term debt	(4,253)	-
Proceeds on account of shares	-	19
Net cash provided by financing activities	2,899	292

Decrease in cash and cash equivalents and restricted cash	(16,436)	(30,907)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	6	106

Cash and cash equivalents and restricted cash at the beginning of the year	32,294	63,095

Cash and cash equivalents and restricted cash at the end of the year	15,864	32,294

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2023	2022

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	14,907	31,332
Restricted cash	957	962
Total cash and cash equivalents and restricted cash	15,864	32,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,873	1,554
Taxes paid	54	65

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable	5	-

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

On March 6, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Adaptive Phage Therapeutics Inc., a Delaware corporation (“APT”), and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company (the “Acquisition”). See note 1D  for further information regarding the Acquisition.

B.	Israel-Hamas war

On October 7, 2023, an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. In response, the Security Cabinet of the State of Israel declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, has attacked military and civilian targets in Northern Israel, to which Israel has responded.

To date, the State of Israel continues to be at war with Hamas and on an armed conflicts with Hezbollah.

BiomX headquarters and principal offices and most of its operations are located in the State of Israel. In addition, all of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

While a few employees of the Company were called to reserve duty in the Israel Defense Forces, the ongoing war with Hamas has not, since its inception, materially impacted BiomX business or operations. Furthermore, BiomX does not expect any delays to its programs as a result of the situation. However, at this time, it is not possible to predict the intensity or duration of Israel’s war against Hamas, nor predict how this war will ultimately affect BiomX business and operations or Israel’s economy in general.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

C.	Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $162,970 as of December 31, 2023. The Company expects to continue to incur additional losses and negative cash flows from operations for the foreseeable future. The Company plans to continue to fund its current operations, as well as other development activities relating to additional product candidates, through future issuances of debt and/or equity securities, loans and possibly additional grants from the Israel Innovation Authority (“IIA”) (see note 10A) and other government institutions. The Company’s ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for the Company’s Common Stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to it. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay or reduce its research and development programs. Subsequent to December 31, 2023, the Company raised approximately $50 million in a private placement in March 2024 (the “March 2024 PIPE”). Management believes that its available funds as of the issuance date of the financial statements, which includes the funds received under the March 2024 PIPE, will be sufficient to fund its operations for at least one year from the issuance date of these financial statements. However, the conversion of the Series X Non-Voting Convertible Preferred Stock (as defined below) that was issued in connection with the March 2024 PIPE and the Acquisition is subject to stockholder approval and there is no assurance that such approval will be received. If such approval is not received, the Company may be required to redeem the Convertible Preferred Stock at its fair value. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

D.	Merger Agreement

On March 6, 2024, the Company, entered into the Merger Agreement with BTX Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), BTX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and APT. Pursuant to the Merger Agreement, First Merger Sub merged with and into APT, with APT being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, APT merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (together with the First Merger, the “Acquisition”). The Acquisition is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

On March 15, 2024, the effective time of the Acquisition, APT’s former stockholders were issued an aggregate of 9,164,968 shares of the Company’s Common Stock, 40,470 shares of the Company’s Series X non-voting convertible preferred stock, par value $0.0001 per share (“Convertible Preferred Stock”) and Warrants to purchase up to an aggregate of 2,166,497 shares of the Company Common stock (“Merger Warrants”). Each share of Convertible Preferred Stock is convertible into an aggregate of 1,000 shares of Common Stock. The Merger Warrants will be exercisable at any time after the date of the receipt of BiomX stockholder approval at an exercise price of $5.00 per share and will expire on January 28, 2027. In the event the Convertible Preferred Stock is not converted by the earlier to occur of (i) the time that BiomX Stockholders’ Meeting is ultimately concluded or (ii) 150 days after the initial issuance of the Convertible Preferred Stock, the Company may be required to pay to each holder of the Convertible Preferred Stock an amount in cash equal to the fair value of the shares of Convertible Preferred Stock.

Concurrently with the consummation of the Acquisition, the Company entered into a securities purchase agreement with certain investors, pursuant to which such investors purchased an aggregate of 216,417 shares of Convertible Preferred Stock (“PIPE Preferred Shares”) and Private Placement Warrants to purchase up to an aggregate of 108,208,500 shares of the Company’s Common stock (“Private Placement Warrants”), at a combined price of $231.10 per share. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50 million.

Immediately following the Acquisition, and without taking into account the PIPE Preferred Shares and the Private Placement Warrants, the Company’s stockholders prior to the Acquisition owned approximate 55% the Company and APT’s stockholders prior to the Acquisition owned approximately 45% of the Company.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

D.	Merger Agreement (Cont.)

The Acquisition will be accounted in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” using the acquisition method of accounting. The Company was identified as the accounting acquirer, based on the evaluation of the following facts and circumstances:

●	Pursuant to the Merger Agreement, the post-Acquisition board of directors of the Company consists of seven directors, out of which the Company designated four board seats, with the Company’s chair of the board prior to the Acquisition continuing in his position, i.e. the majority of the post-closing board was designated by the Company.

●	The Chief Executive Officer and the majority of management roles are held by individuals who were affiliated with the Company prior to the Acquisition.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

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

B.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses and valuation of stock-based compensation awards. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

The full extent to which the Israel-Hamas war may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, as well as the economic impact on local, regional, national and international markets.

C.	Functional currency and foreign currency translation

The functional currency of the Company is the U.S. dollar (“USD”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances originally denominated USD are presented at their original amounts. Balances in non-USD currencies are translated into USDs using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-USD transactions and other items in the statements of income (indicated below), the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in finance income, net as appropriate.

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

Financial instruments which potentially subject us to credit risk consist primarily of cash, cash equivalents, and short-term deposits. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. Most of the Company’s cash and cash equivalents and bank deposits are invested in major banks in the U.S. and Israel. Management believes that the credit risk with respect to the financial institutions that hold the Company’s cash and cash equivalents and bank deposits is low. Refer to note 2J.

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

In accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. For the years ended December 31, 2023 and 2022, no impairment expenses were recorded.

H.	Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a yearly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2023 and 2022. The Company presents unrecognized tax benefits as a reduction to deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward that are available, under the tax law of the applicable jurisdiction, to offset any additional income taxes that would result from the settlement of a tax position.

I.	Derivative activity

The Company uses foreign exchange contracts (option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the consolidated statements of operations. As of December 31, 2023, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,136 with a fair value asset of $256. As of December 31, 2022, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,547 with a fair value liability of $55.

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

There were no changes in the fair value hierarchy levelling during the years ended December 31, 2023 and 2022.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	11,377	-	-	11,377
Foreign exchange contracts receivable	-	256	-	256
	11,377	256	-	11,633
Liabilities:
Contingent consideration	-	-	155	155
	-	-	155	155

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	27,824	-	-	27,824

	27,824	-	-	27,824
Liabilities:
Contingent consideration	-	-	148	148
Foreign exchange contracts payable	-	55	-	55
	-	55	148	203

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Fair value of financial instruments (Cont.)

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, short-term deposits, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 2.4% to 4.6%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the years ended December 31, 2023 and 2022 resulted from the passage of time and discount rate revaluation.

K.	Defined contribution plans

Under Israeli employment laws, employees of BiomX Israel are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of operations as and when the services are received from the Company’s employees. Total expenses with respect to these contributions were $426 and $562 for the years ended December 31, 2023 and 2022, respectively. The Company expects to contribute approximately $400 in the year ending December 31, 2024 to insurance companies in connection with its expected severance liabilities for the year.

For U.S. employees the Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of BiomX Inc in the U.S. who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

The Company has not elected to match any of the employee’s deferral. During the years ended December 31, 2023 and 2022 the Company did not record any expenses for 401(k) match contributions.

L.	Financial instruments

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity’s own stock and qualifies for classification within equity. All warrants issued by the Company are classified within stockholders’ equity as “Additional paid-in capital”. Equity classification is permitted when warrants are indexed to the Company’s own shares and meet the classification requirements for stockholders’ equity classification of ASC 815-40,”Contracts in Entity’s Own Equity” (“ASC 815-40”).

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

N.	Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration. The calculation excludes o shares of Common Stock purchased by the Company and held as treasury shares. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share.” Potentially dilutive shares of Common Stock were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

O.	Stock compensation plans

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

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

O.	Stock compensation plans (Cont.)

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). The Company uses an average historical stock price volatility based on a combined weighted average of the Company’s historical average volatility and that of a selected peer group of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company does not have a sufficient historical trading history of its own Common Stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for all stock option grants using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

P.	Leases

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

Q.	Treasury stock

Treasury shares are presented as a reduction of equity, at their cost to the Company.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

R.	New accounting pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for smaller reporting companies (as defined by the rules under the Securities Exchange Act of 1934, as amended) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company adopted the guidance on January 1, 2023, and has concluded the adoption did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company has concluded the adoption has not a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extends the temporary optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts through December 31, 2024. The Company adopted the guidance immediately and has concluded the adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3 -	SHORT-TERM DEPOSITS

Short-term deposits represent time deposits placed with banks with original maturities of greater than three months but less than one year. Interest earned is recorded as finance income, net in the consolidated statements of operations during the years for which the Company held short-term deposits.

As of December 31, 2023, the Company had no deposits. As of December 31, 2022, the Company had deposits in USD at Leumi Bank (Israel) that bore fixed annual interest of 4.3%.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 -	OTHER CURRENT ASSETS

	As of December 31,
	2023	2022

Government institutions	66	90
Prepaid insurance	505	1,410
Other prepaid expenses	128	84
Grants receivables	574	567
Other	495	436
	1,768	2,587

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As of December 31,
	2023	2022

Computers and software	525	508
Laboratory equipment	3,715	3,847
Equipment and furniture	154	158
Leasehold improvements	2,989	2,987
Accumulated depreciation	(3,481)	(2,710)
	3,902	4,790

Substantially all of the Company’s non-current assets are concentrated in Israel.

Depreciation expenses were $871 and $1,001 in the years ended December 31, 2023 and 2022, respectively.

NOTE 6 -	ACQUISITION OF SUBSIDIARY

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

The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy levelling during the years ended December 31, 2023 and December 31, 2022. Refer to note 2J.

The consolidated financial statements as of December 31, 2023 and 2022 include a liability with respect to this agreement in the amount of $155 and $148, respectively, recorded as other liabilities.

Intangible asset acquired in the RondinX Ltd. Acquisition was fully amortized as of December 31, 2022. For the year ended December 31, 2022, amortization expense recorded in the consolidated statements of operations was $1,519.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 -	LEASES

In September 2020, BiomX Israel entered into a lease agreement for office space in Ness Ziona, Israel for five years beginning on September 1, 2020, with an option to extend for an additional period until November 30, 2030. The monthly lease payments under the lease agreement are approximately $56. As part of the agreement, the lessor reimbursed BiomX Israel for costs incurred for leasehold improvements by a pre-defined amount. BiomX Israel will pay back the reimbursed amount with interest during the entire contract term. As a result, the Company recognized a lease incentive asset in an amount of $1,030 that is deducted from the operating lease right-of-use asset. The operating lease right-of-use assets and operating lease liabilities contemplate the option period. As a part of the agreement, BiomX Israel provided a bank guarantee to the landlord in the amount of approximately $257, representing four monthly lease and related payments.

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

Lease expenses recorded in the consolidated statements of operations were $628 and $713 for the years ended December 31, 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Cash payments for operating leases	676	786

As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 6.9 years and a weighted average discount rate of 6%. The maturity analysis of operating leases as of December 31, 2023 were as follows:

Operating Leases
2024	688
2025	688
2026	688
2027	688
2028	688
2029	688
2030	630
Total operating lease payments	4,758
Less imputed interest	(853)
Total operating lease liability balance	3,905

NOTE 8 -	OTHER ACCOUNT PAYABLES

	As of December 31,
	2023	2022

Employees and related institutions	1,852	800
Accrued expenses	1,289	887
Government institutions	175	166
Deferred fees from collaboration agreements and prepaid sublease income	28	242
Other	-	55
	3,344	2,150

BIOMX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 9 -	TRANSACTION WITH RELATED PARTIES

A.	In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a stockholder who was subject to taxation in Israel in connection with the Recapitalization Transaction. As part of the loan agreement, the stockholder’s shares of Common Stock were restricted and allocated to the Company. The number of shares of Common Stock in respect of which the loan was granted was 5,700. The granting of the loan and the restrictions imposed on the related Common Stock until repayment of the loan were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan. During the year ended December 31, 2022, the loan was repaid by the stockholder to the Company and was accounted as proceeds on account of shares in the statements of changes in stockholders’ equity. During the year ended December 31, 2023, the shares of Common Stock were transferred to the stockholder and were accounted as reissuance of treasury stock.

B.	Refer to note 12A regarding a Securities Purchase Agreement with institutional investors, all of the Company’s directors and certain executive officers.

C.	Refer to note 12B regarding stock options granted to related parties.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

A.	In March 2021, the IIA approved two new applications in relation to the Company’s cystic fibrosis product candidate for an aggregate budget of NIS 10,879 thousands (approximately $3,286) and for the Company’s product candidate for Inflammatory Bowel Disease (“IBD”) and Primary Sclerosing Cholangitis for an aggregate revised budget of NIS 6,753 thousands (approximately $2,118). The IIA committed to fund 30% of the approved budgets. The programs are for the period beginning January 2021 through December 2021. Through December 31, 2023, the Company received NIS 5,289 thousands (approximately $1,622) from the IIA and does not expect to receive additional funds with respect to these programs.

In August 2021, the IIA approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 thousands (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program is for the period beginning July 2021 through June 2022. The program does not bear royalties. Through December 31, 2023, the Company received NIS 1,912 thousands (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 thousands (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through December 31, 2023, the Company received NIS 1,365 thousands (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 thousands (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2023 through December 2023. Through December 31, 2023, the Company received NIS 2,783 thousands (approximately $768) from the IIA with respect to this program.

According to the agreements with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the USD. Starting January 2024, the IIA has notified that the interest has changed to the 12-month SOFR rate as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2023; therefore, no liability was recorded in these consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through December 31, 2023, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068 thousands). Through December 31, 2023, BiomX Israel had received an aggregate amount of $8,003 (NIS 27,423 thousands) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $7,413. As of December 31, 2023, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $7,941 including annual interest of LIBOR linked to the USD.

B.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Cont.)

In July 2019, the Company and Yeda Research and Development Company Limited (“Yeda”) amended the Research and License Agreement (the “License Agreement”) entered into in 2015. Pursuant to the amendment, following the closing of the Recapitalization Transaction, the provisions of the Yeda license agreements related to the Exit Fee were amended so that the Company is obligated to pay Yeda a one-time payment as described in the amendment which will not exceed 1% of the consideration received in the event of any merger or acquisition involving the Company instead of the Exit Fee, with respect to each license agreement. The Merger Agreement as described in note 1D, does not apply for such merger or acquisition as defined in the amendment.

C.	As successor in interest to RondinX Ltd., BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which the Company has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, the Company is obligated to pay annual license fees of $10, subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party, as outlined in the agreement. In addition, the Company is obligated to pay a royalty in the low single digits based on revenue of products. The consolidated financial statements as of December 31, 2023 and 2022 include a liability with respect to this agreement in the amount of $155 and $148, respectively, recorded as other liabilities. Refer to note 6 regarding a contingent consideration with respect to the RondinX Ltd. acquisition.

D.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to inflammatory bowel disease (“IBD”) In return, the Company will pay an annual license fee of between $15 and $25 subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and royalty payments based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2023 and 2022 with respect to the agreement.

In April 2019, BiomX Israel signed an additional patent license agreement with Keio University and JSR Corporation in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent rights related to the treatment of primary sclerosing cholangitis. In return, the Company is required (i) to pay a license issue fee of $20 and annual license fees ranging from $15 to $25 (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and (iii) make tiered royalty payments, in the low single digits based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2023. As of December 31, 2022, the consolidated financial statements included liabilities with respect to this agreement in the amount of $40 recorded as other liabilities. For the year ended December 31, 2023, the Company recorded $40 in the consolidated statements of operations as a reduction of R&D expenses.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Cont.)

F.	On June 23, 2022 (the “Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for IBD. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees will be paid in instalments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. Unless terminated earlier, this agreement will remain in effect until (a) a period of eighteen (18) months thereafter or (b) completion of the project plan and submission and approval of the final report, whichever occurs sooner, unless otherwise extended. The consideration is recorded as a reduction of R&D expenses, net in the consolidated statements of operations according to the input model method on a cost-to-cost basis. The remainder of the consideration is recorded as other accounts payable in the consolidated balance sheets. In December 2023, the Company completed its obligations with respect to this agreement. As of December 31, 2023, the Company received consideration of $1,200. For the years ended December 31, 2023 and 2022, the Company recorded $1,124 and $287, respectively, in the consolidated statements of operations as a reduction of R&D expenses. See note 19A regarding funds received after the balance sheet date.

G.	Refer to note 7 for information regarding the Company’s lease liabilities.

NOTE 11 -	LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. Upon the occurrence of specified milestones and continuing through December 31, 2022 and through September 30, 2023, a loan in the aggregate principal amount of up to $10,000 (“the second tranche”) and $5,000 (“the third tranche”), would have become available. The milestones for the second and third tranches were not reached and have expired. The Company was required to make interest only payments through March 1, 2023, and started then to repay the principal balance and interest in equal monthly installments through September 1, 2025.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to: (a) 3.0 % of amounts prepaid, if such prepayment occurs during the first 12 months following the closing date; (b) 2.0% after 12 months but prior to 24 months; (c) 1.0% after 24 months but prior to 36 months, and (d) no charge after 36 months. Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company is required to pay an end of term charge (“End of Term Charge”) equal to 6.55% of the total aggregate amount of the term loans being prepaid or repaid. See note 19D regarding prepayment of the term loan after the balance sheet date.

Interest on the term loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On December 31, 2023, the Prime Rate was 8.50%. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan issuance costs and of the End of Term Charge. Debt issuance costs are recorded on the consolidated balance sheet as a reduction of liabilities. Amounts allocated to the debt, net of issuance cost, are subsequently recognized at amortized cost using the effective interest method. On December 31, 2023, the effective interest rate was 19.39%.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	LONG-TERM DEBT (Cont.)

As of December 31, 2023, the carrying value of the term loan consists of $10,747 principal outstanding in addition to the unamortized debt discount, issuance costs and End of Term Charge of approximately $440. The full End of Term Charge of $983 is recognized over the life of the term loan as an interest expense using the effective interest method. The debt issuance costs have been recorded as a debt discount which is being accreted to interest expense through the maturity date of the term loan.

Interest expense relating to the term loan, which is included in interest expense in the consolidated statements of operations was $2,404 and $2,069 for the years ended December 31, 2023 and 2022, respectively.

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

Future principal payments for the long-term debt are as follows:

December 31, 2023
2024	5,785
2025	4,962
Total principal payments	10,747
Unamortized discount, debt issuance costs and accretion of End of Term Charge	440
Total future principal payments	$11,187
Current portion of long-term debt	(5,785)
Long-term debt, net	$5,402

NOTE 12 -	STOCKHOLDERS EQUITY

A.	Share Capital:

Common Stock:

On August 24, 2022, the Company’s stockholders approved increasing the number of authorized shares of Common Stock from 60,000,000 shares, par value $0.0001 per share, to 120,000,000 shares, par value $0.0001 per share.

Treasury Stock:

Refer to note 9A.

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

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 2,900,000 warrants (“Private Placement Warrants”). The Private Placement Warrants were expired on December 13, 2023.

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

In addition, the Company also agreed to issue the following number of additional shares of Common Stock, in the aggregate, to stockholders on a pro rata basis, subject to the Company’s achievement of the conditions specified below following the recapitalization transaction (all with respect to the Company’s Common Stock traded on the NYSE American):

A.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2024 is greater than or equal to $22.75 per share. As of December 31, 2023, the condition was not achieved and the Company’s conditional undertaking to issue additional shares expired.

B.	2,000,000 additional shares of the Company’s Common Stock if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2026 is greater than or equal to $29.00 per share.

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of its Common Stock and 14,610,714 pre-funded warrants (the “Pre-Funded Warrants”, and collectively, the “Securities”) at a price of $0.245 per share and $0.244 per Pre-Funded Warrant, through a PIPE. The gross proceeds from this offering are approximately $7,485, before deducting issuance costs. The offering closed in two parts. The first closing, which covered 3,199,491 shares of Common Stock and 2,776,428 Pre-Funded Warrants for gross proceeds of $1,469, occurred on February 27, 2023. Such Pre-Funded Warrants became exercisable on February 27, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the first closing, the Company raised net proceeds of $1,293, after deducting issuance costs of $176. On April 24, 2023, the Company’s stockholders approved the issuance of up to 24,632,243 shares of Common Stock, comprised of shares and shares underlying Pre-Funded Warrants, in accordance with NYSE American rules. On May 4, 2023, the Company completed the second closing of the offering and issued an aggregate of 12,797,957 shares of Common Stock and 11,834,286 Pre-Funded Warrants. Such Pre-Funded Warrants became exercisable on May 4, 2023, at an exercise price of $0.001 per share of Common Stock and have no expiration date. At the second closing, the Company raised net proceeds of $5,859, after deducting issuance costs of $157. As of December 31, 2023, no Pre-Funded Warrants were exercised.

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

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Issuance Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company could elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended December 31, 2023, the Company sold 200 shares of Common Stock under the ATM Agreement, at an average price of $0.62 per share. During the year ended December 31, 2022, the Company sold 229,044 shares of Common Stock under the ATM Agreement, at an average price of $1.19 per share, raising aggregate net proceeds of approximately $273, after deducting an aggregate commission of $8. The ATM Agreement was terminated on December 7, 2023.

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on January 2, 2024, the Company entered into an Open Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell shares of Common Stock having an aggregate offering price of up to $7,500,000 from time to time through Wainwright. The Company recorded transaction costs of $210 in the consolidated statements of operations.

Maruho Agreement:

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), a leading dermatology-focused pharmaceutical company in Japan, pursuant to which the Company issued to Maruho 375,000 shares of Common Stock at a price of $8.00 per share for gross proceeds of $3,000. The company also granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer will commence following the availability of results from the Phase 1/2 study initially expected in 2022. The Company applied ASC 606 by analogy to the agreements. The agreements were combined into a single unit of account for the purpose of applying ASC 606. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho of $1,024, is attributed to the issuance of shares and accounted for as an increase in equity. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed. Following the Company’s announcement on May 24, 2022, as mentioned in note 18 below regarding the delaying of the Company’s atopic dermatitis program, the contract liability was classified as a non-current liability.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

CFF Agreement:

In December 2021, the Company entered into a Securities Purchase Agreement with the CF Foundation, an organization that historically played a role in supporting the development of innovative therapies for patients suffering from cystic fibrosis (CF). Under the terms of the agreement, the Company will receive up to $5,000 in two tranches. In the first tranche, which closed and fully received on December 21, 2021, the CF Foundation invested $3,000 as an initial equity investment based on a share price of $2.57. Upon completion of patient dosing in Part 1 of the Company’s Phase 1b/2a study of BX004, the Company would have the right to receive the second tranche of $2,000, also as an equity investment. In the event that the average closing price of the Common Stock for the ten trading days prior to the second tranche completion is less than $2.57, the Company shall have the right in its sole discretion to waive the second tranche payment and in such event the CF Foundation would not have had any right to receive additional shares. However, the CF Foundation may waive the Milestone in its discretion and make the Milestone Payment nonetheless. In February 2023, the Company waived its right to receive the second tranche of $2,000 mentioned above, as the CF Foundation participated in the PIPE and invested an aggregate amount of $2,000.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). See note 1D regarding issuance of shares of preferred stock after the balance sheet date.

Warrants:

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

As of December 31, 2023, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
Pre-Funded Warrants	February 27, 2023	-	0.001	2,776,428
Pre-Funded Warrants	May 4, 2023	-	0.001	11,834,286
				20,923,215

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

As of December 31, 2023, there are no shares of Common Stock remaining for issuance under the 2015 Plan.

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

As of December 31, 2023, there were 1,011,104 shares of Common Stock remaining for issuance under the 2019 Plan. On January 1, 2024, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 1,839,187.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options:

On March 29, 2022, the Board of Directors approved the grant of 1,153,500 options to 89 employees, three senior officers, one consultant, and five directors under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $1.41 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On June 21, 2022, the Board of Directors approved the grant of 350,500 options to 53 employees, and one consultant under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $0.66 per share with a vesting period of four years.

On August 22, 2022, the Board of Directors approved the grant of 290,000 options to four senior officers under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $0.66 per share with a vesting period of four years. Senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On September 30, 2022, the Board of Directors approved the grant of 20,000 options to a consultant under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $0.37 per share with a vesting period of one year.

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

On August 21, 2023, the Board of Directors approved the grant of 82,000 options to two directors under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $0.363 per share with a vesting period of four years. Directors are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

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

On October 29, 2023, the Board of Directors approved a reduction in the exercise price (“the Repricing”) of each outstanding option to purchase shares of the Company’s Common Stock currently held by employees of BiomX with an original exercise price above $0.69 per share granted under the Company’s 2015 Employee Stock Option Plan to $0.275 per share. Other than the exercise price, no other terms of grant of the repriced options were changed; however, the options may not be exercised until one year after the repricing date. The reduction of the exercise price of the options was considered a type I modification according to ASC 718. As a result of the Repricing, the Company recognized immediately the incremental fair value in the amount of $167 as the repriced options were fully vested on October 29, 2023.

On November 9, 2023, the Company filed with the Securities and Exchange Commission a Tender Offer Statement defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees (the “Option Exchange”). the Company offered to exchange certain out-of-the-money stock options for new stock options at an exchange ratio of between 1.4 and 3.8 surrendered options for one new option exercisable for shares of common stock with a lower exercise price. On December 11, 2023, the completion date of the Option Exchange, stock options covering an aggregate of 1,508,280 shares of Common Stock were tendered by eligible employees, and the Company granted new options at an exercise price of $0.275, the Company’s closing stock price on December 11, 2023, covering an aggregate of 694,871 shares of Common Stock under the 2019 Plan in exchange for the tendered options. The Cancellation and new stock options grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in ASC 718, which is accounted for as a modification. Under ASC 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. As a result of the Option Exchange, the Company will recognize an incremental stock-based compensation expense of $19 over the remaining vesting period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the remaining vesting period of the new stock options.

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model using the following assumptions:

	2023	2022

Underlying value of Common Stock ($)	0.28-0.40	0.37-1.41
Exercise price ($)	0.28-0.40	0.37-1.41
Expected volatility (%)	90.0-96.6	85.3-88.4
Expected terms of the option (years)	6.11	5.31-6.11
Risk-free interest rate (%)	4.21-4.98	2.50-4.05

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

Total fair value embodied in the options granted in 2023 and 2022 at the grant date, is estimated to be $552 and $1,311 respectively. These amounts will be recognized in statements of operations over the vesting period.

As of December 31, 2023, the unrecognized compensation cost related to all unvested, equity classified stock options of $742 is expected to be recognized as an expense on a graded vesting method over a weighted-average period of 1.65 years.

A summary of options granted to purchase the Company’s Common Stock under the Company’s stock option plans are as follows:

	For year ended December 31, 2023
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	4,769,441	$2.93	$40
Granted	1,817,100	0.36
Forfeited/canceled	(1,838,140)	3.98
Replacement options granted	694,871	0.27
Expired	(162,561)	4.66
Exercised	-	$-
Outstanding at the end of period	5,280,711	0.54	$72
Exercisable at end of period	2,790,269	0.58
Weighted average remaining contractual life – years as of December 31, 2023	6.85

Warrants:

As of December 31, 2023, and 2022, the Company had the following outstanding compensation related warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders (see below)	November 27, 2017	-	-	2,974

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants: (Cont.)

In November 2017, BiomX Israel issued 2,974 warrants to its founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price. The Merger Agreement as described in note 1D does not apply for such M&A transaction as defined in the grant agreement.

The following table sets forth the total stock-based payment expenses resulting from options and warrants granted, included in the statements of operations:

	Year ended December 31,
	2023	2022

Research and development expenses, net	369	490
General and administrative	690	1,039
	1,059	1,529

The Company recognized stock-based compensation expenses in connection with options granted to executive officers of the Company in the amount of $722 and $923 for the years ended December 31, 2023 and 2022, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2023	2022

Professional service and subcontractors	10,349	5,218
Salaries and related expenses	5,636	8,640
Stock-based compensation	369	490
Depreciation	782	909
Materials and supplies	930	1,149
Rent and related expenses	905	1,101
Other	104	160
	19,075	17,667
Less change in contingent liabilities (see Note 10D)	(40)	-
Less income from collaboration agreements (see Note 10F)	(1,272)	(287)
Less grants from the IIA (see Note 10A)	(1,065)	(1,136)
	16,698	16,244

NOTE 14 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2023	2022

Salaries and related expenses	2,714	2,423
Stock-based compensation	690	1,039
Professional services	2,289	2,067
Travel expenses	112	160
Rent and related expenses	298	346
Insurance expenses	1,577	2,447
Other	970	974
	8,650	9,456

NOTE 15 -	FINANCE EXPENSES (INCOME), NET

	Year ended December 31,
	2023	2022

Exchange rate differences	(106)	(862)
Interest income from bank deposits	(1,122)	(464)
Bank fees and other	56	13
Loss (income) from foreign exchange contracts	(77)	411
	(1,249)	(902)

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 16 -	INCOME TAXES

A.	The Company files income tax returns in the U.S. federal jurisdiction and in state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s income tax returns since 2020 remain open and subject to examination. The statutory U.S. federal income tax rate is 21%. As of December 31, 2023, the Company had total net operating losses in the U.S. of approximately $19,633, which may be carried forward and offset against taxable income in the future.

B.	BiomX Ltd. and RondinX Ltd. file income tax returns in Israel. Their tax assessments through 2017 are deemed to be final. The statutory Israeli income tax rate is 23%.

C.	As of December 31, 2023 and 2022, BiomX Israel had total carryforward losses in Israel of approximately $108,364 and $90,878 respectively, which may be offset against taxable income in the future for an indefinite period. See Note 19E for further information regarding the carryforward losses in respect to the tax assessment.

D.	Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

E.	The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest or penalties as of December 31, 2023 and 2022.

A reconciliation of the U.S. federal statutory tax rate and the effective tax rate is as follow:

	As of December 31,
	2023	2022

Statutory U.S. federal income tax rate	(21)%	(21)%
U.S. vs foreign tax rate differential	(2)	(2)
Change in deferred tax asset valuation allowance	23	23
Effective tax rate	-%	-%

Loss before taxes on income, consists of the following:

	As of December 31,
	2023	2022

United States	6,085	6,645
Israel	20,061	21,607
	26,146	28,252

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards	29,047	24,509
Research and development expenses, net	2,982	3,183
Lease liability	898	1,031
Other	200	192
Total deferred tax assets	33,127	28,915
Deferred tax liabilities:
Right of use assets	(964)	(1,071)
Fixed assets	(16)	(12)
Total deferred tax liabilities	(980)	(1,083)
Valuation allowance	(32,147)	(27,832)
Net deferred tax assets	-	-

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 17 -	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2023	2022

Net loss	26,169	28,317
Net loss per share	0.51	0.95
Weighted average number of Common Stock	51,330,324	29,854,003

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

As of December 31, 2023, the basic loss per share calculation included a weighted average number of 2,974 of fully vested warrants and 10,176,995 of fully vested Pre-Funded Warrants. As the inclusion of shares of Common Stock equivalents in the calculation would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

The calculation of diluted loss per share as of December 31, 2023 does not include 5,280,711, 6,312,501 and 2,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

The calculation of diluted loss per share as of December 31, 2022 does not include 4,769,441, 9,215,475 and 4,000,000 of shares underlying options, shares underlying warrants and contingent shares, respectively, because the effect would be anti-dilutive.

NOTE 18 -	CORPORATE RESTRUCTURING

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

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 19 -	SUBSEQUENT EVENTS

A.	On January 18, 2024, the Company received the last instalment of $211 with respect to the BI research collaboration agreement as described in note 10F.

B.	On March 6, 2024, the Company entered into a Merger Agreement with APT and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company. See note 1D for further information. Under the disclosure requirements of Accounting Standards Codification Topic 805, “Business Combinations”, the Company is required to provide information regarding the effect of the business combination. Due to the following limitations, the initial accounting for the business combination was incomplete at the time of the issuance of the financial statements, therefore, the Company did not include the above mentioned information as permitted by ASC 805-10-50-4 and ASC 805-30-50-3.

a.	The Acquisition closed on March 15, 2024, while the filing date of the Company’s annual financial statements in its annual report on Form 10-K is April 3, 2024.

b.	Full and final financial data of APT was not available to the Company by the filing date of the Company’s annual financial statements in form 10-K.

c.	The Company hasn’t completed the work of the purchase price allocation needed under ASC 805.

C.

On March 6, 2024, concurrently with the consummation of the Acquisition, the Company entered into a securities purchase agreement with certain investors for aggregate gross proceeds of $50 million. See note 1D for further information.

D.

On March 19, 2024, the Company prepaid all of the term loan under the Term Loan Facility in a total of $10,428. The prepayment included the End of Term Charge of $983 and accrued interest of $69. The Company received a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount that equals to $94.

E.

On March 21, 2024, RondinX signed an agreement with the Israeli tax authority in respect to an assessment for the years 2018-2022. The agreement concluded that RondinX’s IP and employees were transferred to BiomX Israel on the acquisition date. As a result, RondinX had a capital gain equal to its carryforward losses of $2,785 (NIS 10,036 thousands) and no further payment will be required.