Form 10-Q
period 2024-06-30
BiomX Inc.
filed 2024-08-14
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38762

BiomX Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Quince Orchard Rd, Suite 205 Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844)-972-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one warrant exercisable for one-half of one share of common stock	PHGE.U	NYSE American
Common stock, $0.0001 par value	PHGE	NYSE American

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of August 12, 2024 was 178,958,447.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, our clinical and pre-clinical development program, including timing, milestones and the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates and the sufficiency of financial resources and financial needs and ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the integration of the operations of Adaptive Phage Therapeutics LLC, a Delaware limited liability company, or APT, into the Company;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political, economic and military instability in the State of Israel, and in particular, the war in Gaza, additional potential conflicts with other middle eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

ii

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to maintain compliance with the continued listing standards of the NYSE American;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance; and

●	potential security breaches, including cybersecurity incidents.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS

Current assets

Cash and cash equivalents	31,611	14,907
Restricted cash	1,103	957
Other current assets	2,367	1,768
Total current assets	35,081	17,632

Non-current assets
Other assets	378	-
Operating lease right-of-use assets	10,423	3,495
Property and equipment, net	6,949	3,902
In-process Research and development (“IPR&D”) assets and Goodwill	15,788	-
Total non-current assets	33,538	7,397
	68,619	25,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2024	December 31, 2023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	3,240	1,381
Current portion of lease liabilities	1,047	666
Other accounts payable	3,018	3,344
Current portion of long-term debt	-	5,785
Total current liabilities	7,305	11,176

Non-current liabilities
Contract liability	-	1,976
Long-term debt, net of current portion	-	5,402
Operating lease liabilities, net of current portion	8,849	3,239
Other liabilities	153	155
Private Placement Warrants	24,887	-
Total non-current liabilities	33,889	10,772

Commitments and Contingencies (Note 7)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized – 1,000,000 shares as of June 30, 2024 and December 31, 2023. Issued and outstanding- 256,887 as of June 30, 2024. No shares issued and outstanding as of December 31, 2023.	32,420	-
Common Stock, $0.0001 par value; Authorized – 120,000,000 shares as of June 30, 2024 and December 31, 2023. Issued and outstanding -69,806,447 shares as of June 30, 2024 and 45,979,930 shares as of December 31, 2023.	5	3

Additional paid in capital	170,826	166,048
Accumulated deficit	(175,826)	(162,970)
Total stockholders’ equity	27,425	3,081
	68,619	25,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development (“R&D”) expenses, net	6,897	3,818	11,002	8,382
General and administrative expenses	2,828	2,255	5,508	3,899

Operating loss	9,725	6,073	16,510	12,281

Other income	(2,017)	(90)	(2,105)	(181)
Interest expenses	13	745	863	1,310
Income from change in fair value of Private Placement Warrants	(11,868)	-	(3,858)	-
Finance expense (income), net	(329)	(325)	1,436	(652)

Loss (income) before tax	(4,476)	6,403	12,846	12,758

Tax expenses	5	8	10	14

Net loss (income)	(4,471)	6,411	12,856	12,772

Basic loss (earnings) per share of Common Stock	(0.01)	0.12	0.19	0.31
Diluted loss per share of Common Stock	0.07	0.12	0.19	0.31

Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	69,809,421	51,552,923	66,059,510	41,860,338
Weighted average number of shares used in computing diluted loss per share of Common Stock	107,501,932	51,552,923	66,059,510	41,860,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Redeemable Convertible Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency)
Balance as of January 1, 2024	-	-	-	-	45,979,930	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (***)	40,470	12,561	-	-	9,164,968	1	3,227	-	3,228
Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	4,778,265	*	5	-	5
Issuance of Common Stock under At the Market Sales Agreement, net of $1 issuance costs (**)			-	-	75,179	*	19	-	19
Stock-based compensation expenses			-	-	-	-	909	-	909
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	-	-	541		541
Net loss			-	-	-	-		(17,327)	(17,327)
Balance as of March 31, 2024	256,887	32,420	-	-	59,998,342	4	170,749	(180,297)	(9,544)

Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	9,808,105	1	-	-	1
Stock-based compensation expenses			-	-	-		77	-	77
Reclassification of Redeemable convertible preferred Shares to equity	(256,887)	(32,420)	256,887	32,420	-	-	-	-	32,420
Net income			-	-				4,471	4,471

Balance as of June 30, 2024	-	-	256,887	32,420	69,806,447	5	170,826	(175,826)	27,425

(*)	Less than $1.
(**)	See Note 10A.
(***)	See Note 1D.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	29,976,582	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under February 2023 PIPE, net of $176 issuance costs(**)	3,199,491	*	1,293	-	1,293
Stock-based compensation expenses	-	-	175	-	175
Net loss	-	-	-	(6,361)	(6,361)

Balance as of March 31, 2023	33,176,073	2	159,306	(143,162)	16,146

Issuance of Common Stock and warrants under February 2023 PIPE, net of $157 issuance costs**	12,797,957	1	5,858		5,859
Stock-based compensation expenses	-	-	271		271
Net loss				(6,411)	(6,411)

Balance as of June 30, 2023	45,974,030	3	165,435	(149,573)	15,865

(*)	Less than $1.
(**)	See Note 10A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(12,856)	(12,772)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	560	440
Stock-based compensation	254	446
Amortization of debt issuance costs	-	331
Finance income, net	(506)	(180)
Revaluation of contingent consideration	(2)	2
Income from change in fair value of Private Placement Warrants	(3,858)	-
Private Placement Warrants issuance cost	732	-
Change in contract liability	(1,976)	-
Loss from sale of fixed assets, net	97	-

Changes in operating assets and liabilities:
Other current and non-current assets	803	59
Trade accounts payable	(2,229)	1,353
Other accounts payable	(2,921)	1,238
Net change in operating leases	(691)	(39)
Net cash used in operating activities	(22,593)	(9,122)

CASH FLOWS – INVESTING ACTIVITIES
Cash and Restricted Cash acquired from the APT acquisition	663	-
Proceeds from short-term deposits	-	2,000
Proceeds from sale of fixed assets	63	-
Purchases of property and equipment	(9)	(11)
Net cash provided by investing activities	717	1,989

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Private Placement Warrants under March 2024 PIPE	28,745	-
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	21,269	-
March 2024 PIPE issuance costs	(507)	-
Issuance costs from February 2023 PIPE	-	(301)
Issuance of Common Stock and Warrants under February 2023 PIPE	-	7,485
Pre-Funded Warrants exercise	6	-
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	19	-
Issuance cost from the APT acquisition	(13)	-
Repayment of long-term debt	(10,747)	(1,654)
Net cash provided by financing activities	38,772	5,530

Increase (decrease) in cash and cash equivalents and restricted cash	16,896	(1,603)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46)	(29)
Cash and cash equivalents and restricted cash at the beginning of the period	15,864	32,294
Cash and cash equivalents and restricted cash at the end of the period	32,714	30,662

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	31,611	29,711
Restricted cash	1,103	951
Total cash and cash equivalents and restricted cash	32,714	30,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,419	992
Taxes paid	7	14

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs from February 2023 PIPE included in trade accounts payable	-	32
Property and equipment purchases included in accounts payable and Trade payable	10	29
Issuance cost from March 2024 PIPE	1,685	-
Issuance cost from the APT acquisition	38	-
Issuance of Common Stock under the APT acquisition	3,041	-
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	12,610	-
Issuance of Merger Warrants under the APT acquisition	200	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

A.	General information

BiomX Inc. (individually, and together with its subsidiaries, BiomX Ltd. (“BiomX Israel”), RondinX Ltd. and Adaptive Phage Therapeutics LLC, (“APT”), the “Company” or “BiomX”) was incorporated in 2017. The Company’s shares of Common Stock and units are traded on the NYSE American under the symbols PHGE and PHGE.U, respectively. Certain warrants are currently quoted on OTC Pink under the symbol “PHGEW”.

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

On March 6, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with APT and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company (the “Acquisition”), as further described below. Additionally, on March 15, 2024, concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors pursuant to which such investors purchased an aggregate of 216,417 shares of the Company’s Series X non-voting convertible preferred share, par value $0.0001 per share (the “Redeemable Convertible Preferred Shares”), with each share of Redeemable Convertible Preferred Shares being convertible into 1,000 shares of the Company’s Common Stock, and warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 108,208,500 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately $50,000. See Note 1D for further information regarding the Acquisition.

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

As of June 30, 2024, the Company has an accumulated deficit of $175,826 and has incurred significant losses and negative cash flows from operations. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuances of debt and/or equity securities, loans, and government grants. Management believes current funds will be sufficient to fund its operations into the fourth quarter of 2025. However, increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

D.	Merger Agreement

On March 6, 2024, the Company, entered into the Merger Agreement with BTX Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), BTX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and APT. Pursuant to the Merger Agreement, First Merger Sub merged with and into APT, with APT being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, APT merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. APT was a U.S.-based privately held, clinical-stage biotechnology company pioneering the development of phage-based therapies to combat bacterial infection. As a result of the Acquisition, the Company is expected to have a pipeline that includes two Phase 2 assets each aimed at treating serious infections with unmet medical needs.

On March 15, 2024, the effective date of the Acquisition (the “Closing Date”), APT’s former stockholders were issued an aggregate of 9,164,968 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Warrants to purchase up to an aggregate of 2,166,497 shares of the Company Common Stock (“Merger Warrants”). Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of 1,000 shares of Common Stock. The Merger Warrants will be exercisable at any time after the date of the receipt of BiomX stockholder approval at an exercise price of $5.00 per share and will expire on January 28, 2027. In the event the Redeemable Convertible Preferred Shares are not converted by the earlier to occur of (i) the time that meeting of BiomX stockholders is ultimately concluded or (ii) five months after the initial issuance of the Redeemable Convertible Preferred Shares, the Company may be required to pay to each holder of the Redeemable Convertible Preferred Shares an amount in cash equal to the fair value of the Redeemable Convertible Preferred Shares. See Note 13a for further information regarding the stockholders’ approval of conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock and the issuance of shares of Common Stock upon the exercise of the Merger Warrants subsequent to the financial statements date.

The Redeemable Convertible Preferred Shares are entitled to receive dividends on shares of the Redeemable Convertible Preferred Shares equal to, on an as-if-converted-to Common-Stock basis, and in the same form as, dividends actually paid on shares of the Common Stock. Except as otherwise required by law or with respect to the Redeemable Convertible Preferred Shares protective provisions set forth in the Company’s Certificate of Designations, the Redeemable Convertible Preferred Shares does not have voting rights.

At the Closing Date, the Redeemable Convertible Preferred Shares were classified as temporary equity in accordance with the provisions of ASC 480-10-S99, as they included clauses that could constitute redemption clauses that were subject to the Company’s stockholder approval and outside of the Company’s control. On June 17, 2024, the Company filed a definitive Proxy Statement on Schedule 14A with respect to a meeting of stockholders to approve, among other things, the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock. In addition, the majority of the Company’s stockholders signed a binding support agreement that contained their commitment to vote in favor or deliver a written consent regarding any stockholders’ matter in the stockholders’ meeting which took place on July 9, 2024. These circumstances led the Company to determine that the Redeemable Convertible Preferred Shares meet the definition of permanent equity as the Company is able to control the redemption. Therefore, as of June 30, 2024, the Redeemable Convertible Preferred Shares were reclassified as equity. See Note 13a for further information regarding the Company’s stockholders meeting.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL (Cont.)

The Merger Warrants are classified as equity, as they are indexed to the Company’s own shares and meet the classification requirements for stockholders’ equity classification under ASC 815-40.

Concurrently with the consummation of the Acquisition, the Company entered into a securities purchase agreement with certain investors, for aggregate gross proceeds of $50,000. See Note 10A for further information.

Immediately following the Acquisition, and without taking into account the PIPE Preferred Shares and the Private Placement Warrants as defined and described in Note 10A, the Company’s stockholders prior to the Acquisition owned approximately 55% of the Company and APT’s stockholders prior to the Acquisition owned approximately 45% of the Company on a diluted basis.

The Acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” using the acquisition method of accounting. The Company was identified as the accounting acquirer, based on the evaluation of the following facts and circumstances:

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

The Acquisition-related transaction costs are accounted for as expenses in the period in which the costs are incurred. The Company incurred transaction costs of $874 and $133 during the six and three months ended June 30, 2024, respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations.

Purchase Price Allocation

The following sets forth the fair value of acquired identifiable assets and assumed liabilities of APT which includes adjustments to reflect the fair value of intangible assets acquired as of March 15, 2024:

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
15,851

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL (Cont.)

The fair value of shares of Common Stock issued by the Company was determined using the Company’s closing trading price on the Closing Date adjusted by a discount for lack of marketability (“DLOM”) of 9.4% as a registration statement was filed within 45 days. The fair value of Redeemable Convertible Preferred Shares was determined using the Company’s closing trading price on the Closing Date adjusted by a DLOM of 14.9% as the conversion of the Redeemable Convertible Preferred Shares to shares of Common Stock was subject to the stockholder approval, which was obtained on July 9, 2024. The Company determined the fair value of the Merger Warrants using the Black-Scholes model as of the Closing Date. The main assumptions used are as follows:

Underlying value of Common Stock ($)	0.37
Exercise price ($)	5.0
Expected volatility (%)	117.7
Expected terms (years)	2.87
Risk-free interest rate (%)	4.5

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

The Company recognized intangible assets related to the Acquisition, which consist of IPR&D valued at $15,287 using the Multi-Period Excess Earnings Method valuation method and of goodwill valued at $501. The goodwill is primarily attributed to the expected synergies from combining the operations of APT with the Company’s operations and to the assembled workforce of APT. The IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon successful completion of the project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.

These intangible assets are classified as Level 3 measurements within the fair value hierarchy.

The actual APT net loss included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2024, is as follows:

June 30, 2024
Net loss attributable to APT	3,624

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

The following unaudited table provides certain pro forma financial information for the Company as if the Acquisition occurred on January 1, 2023:

June 30, 2024*
Net loss	12,273

*	The pro forma amounts above are derived from historical numbers of the Company and APT.

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 4, 2024. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2023.

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

D.	Business Combination

The Company allocates the fair value of consideration transferred in a business combination to the assets acquired, liabilities assumed based on their fair values at the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. The excess of the fair value of the consideration transferred over the fair value of the assets acquired, liabilities assumed in the acquired business is recorded as goodwill. The fair value of the consideration transferred included equity securities. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The cumulative impact of revisions during the measurement period is recognized in the reporting period in which the revisions are identified. The Company includes the results of operations of the businesses that it has acquired in its consolidated results prospectively from the respective dates of Acquisition.

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

When the Company issues preferred shares, it first considers the provisions of ASC 480, in order to determine whether the preferred shares should be classified as a liability. If the instrument is not within the scope of ASC 480, the Company further analyzes the instrument’s characteristics in order to determine whether it should be classified within temporary equity (mezzanine) or within permanent equity in accordance with the provisions of ASC 480-10-S99. The Company reassesses the classification of a contract over its own equity under the guidance above at each balance sheet date. If classification changes as a result of events during the reporting period, the Company reclassifies the contract as of the date of the event that caused the reclassification. See Note 1D regarding the reclassification of the Redeemable Convertible Preferred Shares.

When the Company issues warrants, it first considers the provisions of ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) in order to determine whether the warrants should be classified as equity. Equity classification is permitted when warrants are indexed to the Company’s own shares and meet the classification requirements for stockholders’ equity classification under ASC 815-40. If the warrants are not within the scope of ASC 815-40, the Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the condensed consolidated statements of operations. See Note 10A for further information regarding the Private Placement Warrants.

F.	Basic and diluted loss (earnings) per share

Basic loss (earnings) per share is computed by dividing net loss (income) by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration. The calculation excludes shares of Common Stock purchased by the Company and held as treasury shares. Diluted loss (income) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock method, in accordance with ASC 260-10, “Earnings per Share.”

The Company computes net loss (income) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Redeemable Convertible Preferred Shares to be participating securities as the holders of the Redeemable Convertible Preferred Shares would be entitled to dividends that would be distributed to the holders of Common Stock, on a pro-rata basis assuming conversion of all Redeemable Convertible Preferred Shares into shares of Common Stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

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

Intangible assets

IPR&D assets acquired in a business combination are recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Indefinite-lived intangible assets are reviewed for impairment at least annually or whenever there is an indication that the asset may be impaired.

H.	Recent Accounting Standards

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

There were no changes in the fair value hierarchy levelling during the six months ended June 30, 2024 and year ended December 31, 2023.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	27,847	-	-	27,847
Foreign exchange contracts receivable		17	-	17
	27,847	17	-	28,864
Liabilities:
Contingent consideration			153	153
Private Placement Warrants	-	-	24,887	24,887
	-	-	25,040	25,040

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	11,377	-	-	11,377
Foreign exchange contracts receivable		256	-	256
	11,377	256	-	11,633
Liabilities:
Contingent consideration	-	-	155	155
	-	-	155	155

The changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	-	-
Private Placement Warrants	28,745	-
Change in fair value	(3,858)	-
Ending balance	24,887	-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 4.13% to 4.52%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the six and three months ended June 30, 2024 and June 30, 2023, resulted from the passage of time and discount rate revaluation.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of June 30, 2024, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $559 with a fair value asset of $17. As of December 31, 2023, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,136 with a fair value asset of $256.

The Company determined the fair value of the liabilities for the Private Placement Warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	June 30, 2024	December 31, 2023
Underlying value of Common Stock ($)	0.34	-
Exercise price ($)	0.23	-
Expected volatility (%)	117.4	-
Expected terms (years)	2	-
Risk-free interest rate (%)	4.7	-

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 4 – OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Government institutions	76	66
Prepaid insurance	1,184	505
Other prepaid expenses	381	128
Grants receivable	623	574
Other	103	495
Other current assets	2,367	1,768

NOTE 5 – OTHER ACCOUNTS PAYABLE

	June 30, 2024	December 31, 2023
Employees and related institutions	860	1,852
Accrued expenses	1,227	1,289
Government institutions	651	175
Prepaid sublease income	1	28
Severance related to former employees of APT	279	-
	3,018	3,344

NOTE 6 – LEASES

On August 9, 2019, APT entered into a lease agreement (the “Lease Agreement”) with ARE-708 Quince Orchard, LLC (the “Landlord”), for office and lab spaces in Gaithersburg, Maryland starting on September 1, 2019. Over the course of years, APT and the Landlord amended the Lease Agreement in order to expand the square footage and to extend the lease period until November 28, 2034. The agreement included 49,625 square feet of area. The monthly lease payments under the lease agreement were approximately $255. On March 5, 2024, in connection with the Acquisition, APT and the Landlord, signed an amendment to the lease agreement. Pursuant to the amendment, the leased area will be decreased to 25,894 square feet (the “Remaining Area”), effective as of December 31, 2024. Following the amendment, the revised monthly lease payments are approximately $134. In exchange, APT was required to pay a relinquished premises fee in an amount equal to $1,500 within 10 business days following March 15, 2024 (the “Amendment Effective Date”). In addition, the Company issued the Landlord 250,000 warrants to purchase up to an aggregate of 250,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share. The warrants became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on January 28, 2027. The amendment also included a one-time option to early terminate the lease agreement on February 28, 2029 with respect to the Remaining Area under certain terms. The execution of the early termination will require APT to pay a termination fee of $3,000.

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

Lease expenses recorded in the condensed statements of operations were $967 and $546 for the six and three months ended June 30, 2024, respectively, and $608 and $292 for the six and three months ended June 30, 2023, respectively.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

A.

In August 2021, the Israeli Innovation Authority (“IIA”) approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program was for the period beginning July 2021 through June 2022. The program does not bear royalties. Through June 30, 2024, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2022 through December 2022. Through June 30, 2024, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2023 through December 2023. Through June 30, 2024, the Company received NIS 2,783 (approximately $768) from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the USD. Starting January 2024, the IIA has notified that the interest has changed to the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2024; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through June 30, 2024, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through June 30, 2024, the Company had received an aggregate amount of $8,003 (NIS 27,423) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $7,413. As of June 30, 2024, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $8,124 including annual interest of SOFR applicable to dollar deposits.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Cont.)

B.	On June 23, 2022, BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for Inflammatory Bowel Disease. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees were paid in four installments according to certain activities under the agreement. In December 2023, the Company completed its obligations with respect to this agreement and the last installment of $211 was received on January 18, 2024. The consideration is recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations according to the input model method on a cost-to-cost basis.

NOTE 8 - U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Under the Agreement, MTEC reimburses APT for approved incurred costs that are based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study utilizing APT’s PhageBank to treat patients with urinary tract infections (“UTIs”). Over the course of years, APT entered into certain modifications to the contract to include additional activities for APT’s UTI program and perform pre-clinical activities to advance the Diabetic Foot Ulcer clinical program, as well as to include expanded activities to advance potential bacteriophage-based vaccines against COVID-19, for a total contract value of $36,214. In conjunction with this Agreement, APT is subject to an assessment fee of an amount equal to 3% of the total funded value of the research project award which should be paid by the Company upon signing the agreement or the modifications. For the period between the Acquisition and June 30, 2024, the Company received grants of $2,363 from MTEC with respect to the cost reimbursement contract. During the six and three months ended June 30, 2024, the Company recorded $953 and $757 as a reduction of R&D expenses, net, respectively. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the condensed consolidated financial statements.

NOTE 9 – LONG-TERM DEBT

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

The Loan Agreement provided that the Company could prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to 1.0% after 24 months but prior to 36 months following the Closing Date. Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company was required to pay an end of term charge (“End of Term Charge”) equal to 6.55% of the total aggregate amount of the term loans being prepaid or repaid. On March 19, 2024, the Company prepaid the entire balance under the Term Loan Facility in a total of $10,428. The prepayment included the End of Term Charge of $983 and accrued interest of $69. The Company received from Hercules a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount that equals to $94.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $850 for the six months ended June 30, 2024. No interest expense was recognized in connection with the term loan for the three months ended June 30, 2024. Interest expense for the six and three months ended June 30, 2023, was $1,310 and $745, respectively.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY

A.	Share Capital:

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 15,997,448 shares of its Common Stock and 14,610,714 pre-funded warrants (the “Pre-Funded Warrants”) at a price of $0.245 per share and $0.244 per Pre-Funded Warrant in a private placement (the “February 2023 PIPE”). The net proceeds from the PIPE were approximately $7,152, after deducting issuance costs of $333. During the six months ended June 30, 2024, 5,330,306 Pre-Funded Warrants were exercised into 5,330,306 shares of Common Stock for total consideration of $6 at an exercise price of $0.001 per share of Common Stock, and 9,280,408 Pre-Funded Warrants were exercised into 9,256,064 shares of Common Stock through cashless mechanism with no consideration. As of June 30, 2024, there are no outstanding Pre-Funded Warrants.

On March 15, 2024, in connection with the Acquisition, the Company issued to APT’s former stockholders 9,164,968 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and 2,166,497 Merger Warrants. See Note 1D for further information.

Concurrently with the consummation of the Acquisition as described in Note 1D, the Company entered into the March 2024 PIPE, pursuant to which such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and Private Placement Warrants to purchase up to an aggregate of 108,208,500 shares of the Company’s Common Stock, at a combined price of $231.10 per share. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $0.2311, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date. See Note 13a for further information regarding the conversion of the PIPE Preferred Shares and the Private Placement Warrants subsequent to the financial statements date.

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Private Placement Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

The terms of the PIPE Preferred Shares are substantially the same as those of the Redeemable Convertible Preferred Shares issued under the Acquisition and were accounted for as temporary equity at the issuance date. As of June 30, 2024, the PIPE Preferred Shares were reclassified as equity. See Note 1D for further information.

In connection therewith, the Company issued warrants to purchase shares of the Company’s Common Stock to the Placement Agents (the “Agents Warrants”). See Note 10B for further information.

The Company allocated the total consideration from the issuance of the 2024 March PIPE first to the fair value of the Private Placement Warrants and then to the PIPE Preferred Shares. The Company had transaction costs of approximately $3,317 out of which $1,273 is Stock-Based Compensation due to issuance of the Agents Warrants. The transaction costs were allocated in the same manner as the consideration. Issuance costs which were allocated to the PIPE Preferred Shares were $1,410 and deducted from Redeemable Convertible Preferred Shares, and issuance costs that were allocated to the Private Placement Warrants were $1,907 and were expensed immediately.

At-the-Market Sales Agreement:

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the SEC on January 2, 2024, the Company entered an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell shares of Common Stock having an aggregate offering price of up to $7,500 from time to time through Wainwright. During the six months ended June 30, 2024, the Company sold 75,179 shares of Common Stock under this agreement, at an average price of $0.271 per share, raising aggregate net proceeds of approximately $19, after deducting an aggregate commission of $1.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE, respectively. See Note 1D and 9A for further information. Subsequent to the financial statements date, 109,152 Redeemable Convertible Preferred Shares were converted into 109,152,000 shares of Common Stock. See Note 13a for further information.

Warrants:

As of June 30, 2024, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Public Warrants	IPO (December 13, 2018)	October 28, 2024	11.50	3,500,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	5.00	2,812,501
Merger Warrants	March 15, 2024	January 28, 2027	5.00	2,166,497
Private Placement Warrants	March 15, 2024	July 9, 2026	0.2311	108,208,500
Agents Warrants	March 15, 2024	July 9, 2026	0.2311	9,523,809
				126,211,307

B.	Stock-based Compensation:

On March 15, 2024, the Company issued 9,523,809 Agents Warrants to purchase up to an aggregate of 9,523,809 shares of the Company’s Common Stock to the Placement Agents in connection with the March 2024 PIPE. The exercise price of the Agents Warrants is $0.2311 per share and they became exercisable at any time after the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026.

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

The Company determined the fair value of the Agents Warrants using the Black-Scholes model as of March 5, 2024. The main assumptions used are as follows:

Underlying value of Common Stock ($)	0.23
Exercise price ($)	0.23
Expected volatility (%)	100.6
Expected terms (years)	2.32
Risk-free interest rate (%)	4.4

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30, 2024
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	5,280,711	$0.54	$72
Granted	-	$-
Forfeited	(206,231)	$0.40
Expired	(3,066)	$0.41
Exercised	-	$-
Outstanding at the end of period	5,071,414	0.55	$214
Exercisable at the end of period	3,410,134	0.57
Weighted average remaining contractual life of outstanding options – years as of June 30, 2024	6.04

Warrants:

As of June 30, 2024, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders	November 27, 2017	-	-	2,974
Landlord Warrants*	March 15, 2024	January 28, 2027	5.00	250,000
				252,974

(*)	See Note 6.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses, net	(2)	84	63	171
General and administrative	79	187	191	275
	77	271	254	446

NOTE 11 – BASIC AND DILUTED LOSS (EARNINGS) PER SHARE

Basic loss (earnings) per share is computed on the basis of the net loss (income) for the period divided by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration.

Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive.

The calculation of diluted loss per share for the six and three months ended June 30, 2024 and June 30, 2023, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options	5,071,410	5,934,742	5,071,410	5,934,742
Warrants	18,252,807	9,215,475	126,461,307	9,215,475
Contingent shares	2,000,000	4,000,000	2,000,000	4,000,000
Redeemable Convertible Preferred Shares	256,887,000	-	256,887,000	-

The following table presents the computation of basic and diluted loss (earnings) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic loss (earnings) per share of common stock
Numerator:
Net loss (income)	(4,471)	6,411	12,856	12,772
Amount allocated to Redeemable Convertible Preferred Shares	(3,516)	-	-	-
Net loss (income) attributable to shares of common stock	(955)	6,411	12,856	12,772
Denominator:
Number of shares of common stock outstanding	69,806,447	44,057,875	66,056,536	36,215,587
Number of shares upon Pre-Funded Warrants exercise	-	7,495,048	-	5,644,751
Number of shares upon Fully vested Warrants exercise	2,974	-	2,974	-
Total weighted-average number of shares of common stock, shares upon Pre-Funded Warrants and Fully vested Warrants exercise used in computing basic loss (earnings) per share	69,809,421	51,552,923	66,059,510	41,860,338
Basic loss (earnings) per share of common stock	(0.01)	0.12	0.19	0.31
Diluted net loss per share of common stock
Numerator:
Net loss (income)	(4,471)	6,411	12,856	12,772
Change in fair value of Private Placement Warrants	11,868	-	-	-
Diluted net loss	7,397	6,411	12,856	12,772
Denominator:
Weighted-average number of shares of common stock outstanding	69,809,421	51,552,923	66,059,510	41,860,338
Private Placement Warrants	37,692,511	-	-	-
Weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	107,501,932	51,552,923	66,059,510	41,860,338
Diluted net loss per share of common stock	0.07	0.12	0.19	0.31

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 12 – EVENTS DURING THE PERIOD

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), pursuant to which the Company issued to Maruho shares of Common Stock of the Company and granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer was supposed to commence following the availability of results from the Phase 1/2 study which were expected in 2022. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho was attributed to the issuance of shares. The remainder of $1,976 was attributed to a contract liability, to be recognized as other income, at a point in time, once the clinical trials related to the product candidate are completed. In April 2024, following the Acquisition, the Company decided to pause the development of BX005. As a result, the parties agreed that the right of first offer to license BX005 is no longer applicable. As a result, the Company reversed the full amount of the contract liability and recognized $1,976 as Other Income in the condensed consolidated statements of operations.

NOTE 13 – SUBSEQUENT EVENTS

a.	On July 9, 2024, the Company’s stockholders approved the following items regarding the shares of the Company’s Common Stock:

1.	conversion of up to 40,470 and 216,417 Redeemable Convertible Preferred Shares issued at the Acquisition and the March 2024 PIPE, respectively, into up to 256,887,000 shares of the Company’s Common Stock. Subsequently, on July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 109,152,000 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors.

2.	issuance of up to 120,148,806 shares of Common Stock upon the exercise of the Merger Warrants, Private Placement Warrants, Agents Warrants and Landlord Warrants.

3.	increasing the number of authorized shares of Common Stock from 120,000,000 shares, par value $0.0001 per share, to 750,000,000 shares, par value $0.0001 per share.

4.	increasing the number of shares of Common Stock under the Company’s 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”) to be equal to 15% of the total number of fully-diluted shares of Common Stock outstanding as of the approval date, or 78,000,000 shares.

5.	authorize the Board of Directors to effect a reverse stock split of all outstanding shares of Common Stock, at any ratio between 1-for-5 and 1-for-10 at such time as the Board of Directors shall determine, in its sole discretion (the “Reverse Stock Split”), at any time before July 9, 2025. On August 8, 2024, the Board of Directors approved a 1-for-10 Reverse Stock Split of the Company’s shares of Common Stock. The Reverse Stock Split will become effective on August 26, 2024. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures herein, unless otherwise indicated, are presented on a pre-split basis. The following table provides pro forma loss (earnings) per share of common stock, giving retroactive effect to the Reverse Stock Split:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss (earnings) per share of common stock:
Basic - pro forma	(0.14)	1.24	1.95	3.05
Diluted - pro forma	0.69	1.24	1.95	3.05

Weighted average number of shares of common stock outstanding:
Basic - pro forma	6,980,942	5,155,292	6,605,951	4,186,034
Diluted - pro forma	10,750,193	5,155,292	6,605,951	4,186,034

The number of issued and outstanding shares of Common Stock, giving retroactive effect to the Reverse Stock Split, as of June 30, 2024, and December 31, 2023, is 6,980,645 and 4,597,993, respectively.

b.	On July 11, 2024, the Board of Directors approved the grant of 15,677,950 options to 51 employees, six senior officers and seven directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $0.363 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “the Company”, “BiomX”, “we”, “us” or “our”, mean BiomX Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Quarterly Report. The analysis of the financial condition and results of operations includes Adaptive Phage Therapeutics LLC, a Delaware limited liability company (formerly Adaptive Phage Therapeutics Inc., a Delaware corporation), or APT from the date that we acquired it on March 15, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors discussed in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission, or the SEC.

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

On March 6, 2024, we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 9,164,968 shares of BiomX common stock, 40,470 shares of Series X Preferred Stock, or Redeemable Convertible Preferred Shares, convertible upon stockholder approval into 40,470,000 shares of BiomX common stock, and warrants, or the Merger Warrants, exercisable for 2,166,497 shares of BiomX common stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX. The Merger Warrants are exercisable at any time after July 9, 2024 at an exercise price of $5.00 per share and will expire on January 28, 2027.

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

On July 9, 2024, the stockholder approved, among other things, the conversion of 256,887 Redeemable Convertible Preferred Shares into up to 256,887,000 shares of Common stock. Subsequently, on July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 109,152,000 shares of Common Stock according to beneficial ownership limitations set by certain investors.

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

Results from Part 1 of the Phase 1b/2a trial included the following findings: No safety events related to treatment with BX004 occurred; Mean P. aeruginosa colony forming units, at Day 15 (compared to baseline): -1.42 log (BX004) vs. -0.28 log (placebo). This reduction was seen on top of standard of care inhaled antibiotics; Phage were detected in all patients treated with BX004 during the dosing period, including in several patients up to Day 15 (one week after end of therapy); no phage were detected in patients receiving placebo; there was no evidence of treatment-related resistance to BX004 during or after treatment, compared to placebo; and as expected due to the short duration of treatment, there was no detectable effect on % predicted forced expiratory volume in 1 second, or FEV1.

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

The ongoing randomized, double-blind, placebo-controlled, multi-center Phase 2 study investigating the safety, tolerability, and efficacy of BX211 for subjects with DFO associated with S. aureus is targeting to enroll approximately 45 subjects randomized at a 2:1 ratio to BX211 or placebo. BX211 or placebo is designed to be administered weekly, by topical and intravenous, or IV route at week 1 and by the topical route only at each of weeks 2-12. Over the 12-week treatment period, all subjects are expected to continue to be treated in accordance with standard of care which will include antibiotic treatment as appropriate. A first readout of study topline results is expected at week 13 evaluating healing of the wound associated with osteomyelitis, followed by a second readout at week 52 evaluating amputation rates and resolution of osteomyelitis based on X-ray, clinical assessments, and established biomarkers (Erythrocyte Sedimentation Rate, or ESR, and C-Reactive Protein, or CRP). These readouts are expected in the first quarter of 2025 and the first quarter of 2026, respectively.

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

Programs on hold

BX005 – Treatment of Atopic Dermatitis, or AD

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

As previously reported, we paused development efforts for BX005 due to prioritizing resources towards our CF and DFO programs, and we cannot provide guidance on resuming its development.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the three months ended June 30, 2024 and 2023:

	Three Months ended June 31,
	2024	2023
	USD in thousands
Research and development (“R&D”) expenses, net	6,897	3,818
General and administrative expenses	2,828	2,255
Operating loss	9,725	6,073
Other income	(2,017)	(90)
Interest expenses	13	745
Income from change in fair value of Private Placement Warrants	(11,868)	-
Finance income, net	(329)	(325)
Loss (income) before tax	(4,476)	6,403
Tax expenses	5	8
Net loss (income)	(4,471)	6,411
Basic loss (earnings) per share of Common Stock	(0.01)	0.12
Diluted loss per share of Common Stock	0.07	0.12
Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	69,809,421	51,552,293
Weighted average number of shares used in computing diluted loss per share of Common Stock	107,501,932	51,552,923

R&D expenses, net (net of grants received from the Israel Innovation Authority (“IIA”) and the Medical Technology Enterprise Consortium (“MTEC”), and consideration from research collaborations) were $6.9 million for the three months ended June 30, 2024, compared to $3.8 million for same period in 2023. The increase of $3.1 million, or 82%, is primarily due to the following factors:

●	preparations for Phase 2b in the clinical trial of our CF product candidate, BX004,

●	an increase in expenses relating to the clinical trial of our DFO product candidate, BX211; and

●	the second quarter of 2024 represents the first full quarter following the Acquisition, incorporating the combined workforce.

The increase was partly offset by higher grants we received. During the three months ended June 30, 2024, the Company recorded $0.8 million of MTEC grants, compared to $0.4 million of IIA grants recorded in the same period in 2023.

General and administrative expenses were $2.8 million for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023. The increase of $0.5 million, or 22%, is primarily attributed to a full quarter consolidation of expenses for the first time following the Acquisition, incorporating the combined workforce, increased professional services, and additional subcontractor expenses.

Other income was $2.0 million for the three months ended June 30, 2024, compared to $0.1 million for the three months ended June 30, 2023. The increase of $1.9 million, or 1900%, is primarily due to the reversion of the contract liability associated with the Company’s AD program which was paused.

Interest expenses were $14,000 for the three months ended June 30, 2024, compared to $745,000 for the three months ended June 30, 2023. The decrease of $731,000, or 98%, is due to repayment of the loan under the Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, in March 2024.

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

There was no material change to Finance income that impacted earnings for the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Basic earnings per share of Common Stock was $0.01 for the three months ended June 30, 2024, compared to loss per share of $0.12 for the three months ended June 30, 2023. The increase of $0.13 resulted from the revaluation of the Private Placement Warrants and the contract liability reversion.

Diluted loss per share of Common Stock was $0.07 for the three months ended June 30, 2024, compared to diluted loss per share of $0.12 for the three months ended June 30, 2023. The decrease of $0.05 resulted from the inclusion of the potential Common Stock that would have been issued upon exercises of the Private Placement Warrants.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the six months ended June 30, 2024 and 2023:

	Six Months ended June 31,
	2024	2023
	USD in thousands
Research and development (“R&D”) expenses, net	11,002	8,382
General and administrative expenses	5,508	3,899
Operating loss	16,510	12,281
Other income	(2,105)	(181)
Interest expenses	863	1,310
Income from change in fair value of Private Placement Warrants	(3,858)	-
Finance expense (income), net	1,436	(652)
Loss before tax	12,846	12,758
Tax expenses	10	14
Net loss	12,856	12,772
Basic and diluted loss per share of Common Stock	0.19	0.31
Weighted average number of shares of Common Stock outstanding, basic and diluted	66,059,510	41,860,338

R&D expenses, net (net of grants received from IIA and MTEC, and consideration from research collaborations) were $11.0 million for the six months ended June 30, 2024, compared to $8.4 million for the six months ended June 30, 2023. The increase of $2.6 million, or 31%, is mainly attributed to the second quarter of 2024 representing the first full quarter following the Acquisition, incorporating the combined workforce. Such increase was partly offset by the completing of the enrollment and follow-up period of patients in the clinical trial of our CF product candidate, BX004. During the six months ended June 30, 2024, the Company recorded $1.0 million of MTEC grants, compared to $0.7 million of IIA grants for the same period in 2023.

General and administrative expenses were $5.5 million for the six months ended June 30, 2024, compared to $3.9 million for the same period in 2023. The increase of $1.6 million, or 41%, is primarily due to issuance costs incurred under the Acquisition and the March 2024 PIPE agreement. In addition, the second quarter of 2024 represents the first full quarter following the Acquisition, incorporating the combined workforce, increased professional services, and additional subcontractor costs.

Other income was $2.1 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023. The increase of $1.9 million, or 950%, is primarily due to the reversion of the contract liability associated with the Company’s AD program which has been paused.

Interest expenses were $0.9 million for the six months ended June 30, 2024, compared to $1.3 million for the six months ended June 30, 2023. The decrease of $0.4 million, or 31%, is due to the repayment of the loan under the Loan and Security Agreement in March 2024.

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

Finance expenses, net were $1.4 million for the six months ended June 30, 2024, compared to Finance income, net of $0.7 million for the six months ended June 30, 2023. The increase of $2.1 million resulted mainly from the Private Placement Warrants transaction costs. This was partly offset by the appreciation of the NIS against the U.S. dollar, which resulted in higher exchange rate income.

Basic and diluted loss per share of Common Stock was $0.19 for the six months ended June 30, 2024, compared to $0.31 for the six months ended June 30, 2023. The decrease in loss per share of $0.12, or 39%, is primarily attributable to an increase in outstanding shares resulting from the share issuance as part of the Acquisition.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements into the fourth quarter of 2025. We currently plan to continue to focus primarily on development of BX004, our product candidate for treating CF and BX211, our product candidate for treating DFO. Although we recently completed the 2024 March PIPE, in the future we will likely require or desire additional funds to support our operating expenses and capital requirements. Accordingly, we are exploring and expect to further explore, raising such additional funds through public or private equity, debt financings, loans, governmental or other grants or collaborative agreements or from other sources, as well as under the 2023 ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If certain disruptions due to, for instance, the Israel-Hamas War, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements. As a result of these factors, management believes that there is substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023
	USD in thousands
Net cash used in operating activities	(22,593)	(9,122)
Net cash provided by investing activities	717	1,989
Net cash provided by financing activities	38,772	5,530
Net increase (decrease) in cash and cash equivalents	16,896	(1,603)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46)	(29)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $22.6 million, primarily driven by a net loss of $12.9 million, mostly attributable to our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $5.0 million. This was partly offset by non-cash charges of $4.7 million. Non-cash charges for the six months ended June 30, 2024 consisted primarily of income from change in fair value of the Private Placement Warrants of $3.9 million, and income from change in contract liability in amount of $2.0 million resulting from pausing the Company’s AD program. Additionally, there were depreciation and amortization expenses of $0.6 million and Private Placement Warrants issuance costs of $0.7 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $2.2 million and decrease in other accounts payables of $2.9 million. These were partially offset by a decrease in other current and non-current assets of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $9.2 million, primarily due to a net loss of $12.8 million, mostly driven by our R&D and general and administrative expenses, as well as changes in our operating assets and liabilities of $2.6 million. These were offset by non-cash charges of $1.0 million. Non-cash charges for the six months ended June 30, 2023 consisted primarily of depreciation and amortization expenses of $0.4 million and stock-based compensation expenses of $0.4 million. Net changes in our operating assets and liabilities consisted primarily of an increase in trade accounts payable of $1.3 million primarily driven by expenses related to conducting the clinical trial of our CF product candidate, BX004, and increased other accounts payable in the amount of $1.2 million. These were partially offset by an increase in other current assets in the amount of $0.1 million.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

During the six months ended June 30, 2023, net cash provided by investing activities was $2.0 million, mainly consisting of proceeds from short-term deposits of $2.0 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of June 30, 2024, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $0.6 million with a fair value asset of $0.01 million. As of June 30, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.7 million with a fair value of $0.55 million liability.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $39.0 million, mainly consisting of the issuance of Redeemable Convertible Preferred Shares and the Private Placement Warrants in the March 2024 PIPE in the amount of $20.8 million, net of issuance costs and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million under the Hercules Loan Agreement.

During the six months ended June 30, 2023, net cash provided by financing activities was $5.5 million, mainly consisting of the issuance of Common Stock in the first and second closings of the February 2023 PIPE of $7.2 million net of issuance costs, partially offset by the repayment of long-term debt of $1.7 million under the Hercules Loan Agreement.

Under the Hercules Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30 million, or the Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15 million was advanced to us on the date the Hercules Loan Agreement was executed. The conditions for the second and third tranches were not reached and have expired. We were required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On March 19, 2024, the Company prepaid all of the term loan under the Term Loan Facility in a total of $10,428,000. The prepayment included an end of term charge of $983,000 and accrued interest of $69,000. The Company received a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount, equaling $94,000.

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the 2023 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, with Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the 2023 ATM Agreement. From January 1, 2024 through August 12, 2024, we issued 75,179 shares of Common Stock pursuant to the 2023 ATM Agreement for aggregate gross proceeds of $19 thousand.

On March 15, 2024, concurrently with the consummation of the Acquisition, we consummated the March 2024 PIPE with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 Redeemable Convertible Preferred Shares, convertible upon stockholder approval, which was obtained on July 9, 2024, into an aggregate of up to 216,417,000 shares of BiomX common stock, and (ii) the Private Placement Warrants, to purchase up to an aggregate of 108,208,500 shares of BiomX common stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and an accompanying Private Placement Warrant to purchase 500 shares of BiomX common stock. The Private Placement Warrants are exercisable at an exercise price of $0.2311 per share, and will expire on July 9, 2026.

During the six months ended June 30, 2024, 5,330,306 Pre-Funded Warrants were exercised into 5,330,306 shares of Common Stock for total consideration of $6,000 at an exercise price of $0.001 per share of Common Stock, and 9,280,408 Pre-Funded Warrants were exercised into 9,256,064 shares of Common Stock through cashless mechanism with no consideration.

Outlook

We have accumulated a deficit of $175.8 million since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues, from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of June 30, 2024, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $32.7 million will be sufficient to fund our operations into the fourth quarter of 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 4, 2024, except as noted below.

Risks Related to Owning Our Securities

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our shares of Common Stock, which could harm us in several manners.

Our shares of Common Stock are listed on the NYSE American. In order to maintain this listing, we must meet certain standards, including, among other things, maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer under other circumstances that are more discretionary based.

On May 23, 2024, we received a deficiency letter, or the NYSE Notice, from the NYSE American indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide, or the Company Guide, because we did not meet the minimum required stockholders’ equity standards.

We are now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. As required by the NYSE Notice, on June 21, 2024, we submitted a plan, or the Plan, to NYSE American advising of actions we have taken or will take to regain compliance with the continued listing standards by November 23, 2025. On July 23, 2024, NYSE American accepted the Plan, and accordingly, we have a cure period until November 23, 2025 to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. The NYSE Notice and implementation of the Plan have no immediate effect on the listing or trading of our shares of Common Stock on NYSE American. There can be no assurance that we will ultimately regain compliance with all applicable NYSE American listing standards.

If we are unable to regain compliance with all applicable NYSE American listing standards, our shares of Common Stock would be subject to delisting. If the NYSE American delists our shares of Common Stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our shares of Common Stock, reduced liquidity and market price of our shares of Common Stock, decreased analyst coverage of our shares of Common Stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

If our shares of Common Stock are delisted, they may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of the shares of Common Stock on the secondary market. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our shares of Common Stock.

Item 5. Other Information

On August 11, 2024, Mr. Assaf Oron, our Chief Business Officer, or CBO, notified us that he will be stepping down as CBO on October 31, 2024.

Item 6. Exhibits

No.	Description of Exhibit
3.1*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date (clean version).
3.2*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date. (marked version)
3.3	Amended and Restated Bylaws of the Company, as amended on April 11, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 11, 2024)
10.1	Amended and Restated Chardan Healthcare Acquisition Corp. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 9, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: August 14, 2024	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)