Form 10-Q
period 2024-09-30
BiomX Inc.
filed 2024-11-14
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of November 12, 2024 was 18,176,602.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, our clinical and pre-clinical development program, including timing, milestones and the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates and the sufficiency of financial resources and financial needs and ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the integration of the operations of Adaptive Phage Therapeutics LLC, a Delaware limited liability company, or APT, into the Company;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology;

●	political, economic and military instability in the State of Israel, and in particular, the war in Gaza and Lebanon, additional potential conflicts with other middle eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

ii

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	our ability to maintain compliance with the continued listing standards of the NYSE American;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance; and

●	potential security breaches, including cybersecurity incidents.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and of this Quarterly Report. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	F-1-F-2

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2024 and 2023 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and in Stockholders’ Equity for the Nine and Three Months ended September 30, 2024 and 2023 (unaudited)	F-4-F-5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7-F-24

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS

Current assets

Cash and cash equivalents	23,537	14,907
Restricted cash	1,114	957
Other current assets	3,665	1,768
Total current assets	28,316	17,632

Non-current assets
Other assets	96	-
Operating lease right-of-use assets	9,700	3,495
Property and equipment, net	6,581	3,902
In-process Research and development (“IPR&D”) assets	15,287	-
Total non-current assets	31,664	7,397
	59,980	25,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2024	December 31, 2023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	2,779	1,381
Current portion of lease liabilities	1,096	666
Other accounts payable	5,069	3,344
Current portion of long-term debt	-	5,785
Total current liabilities	8,944	11,176

Non-current liabilities
Contract liability	-	1,976
Long-term debt, net of current portion	-	5,402
Operating lease liabilities, net of current portion	8,651	3,239
Other liabilities	161	155
Private Placement Warrants	4,328	-
Total non-current liabilities	13,140	10,772

Commitments and Contingencies (Note 7)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized – 1,000,000 shares as of September 30, 2024 and December 31, 2023. Issued and outstanding- 147,735 as of September 30, 2024. No shares issued and outstanding as of December 31, 2023.	18,645	-
Common Stock, $0.0001 par value; Authorized – 750,000,000 shares as of September 30, 2024 and 120,000,000 shares as of December 31, 2023. Issued and outstanding- 18,176,602 shares as of September 30, 2024 and 4,723,320 shares as of December 31, 2023. (*)	6	3

Additional paid in capital	185,429	166,048
Accumulated deficit	(166,184)	(162,970)
Total stockholders’ equity	37,896	3,081
	59,980	25,029

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 10A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development (“R&D”) expenses, net	7,279	5,641	18,281	14,023
General and administrative expenses	3,248	2,154	8,756	6,053
Goodwill impairment	801	-	801	-
Operating loss	11,328	7,795	27,838	20,076

Other income	(84)	(89)	(2,189)	(270)
Interest expenses	5	574	868	1,884
Income from change in fair value of Private Placement Warrants	(20,559)	-	(24,417)	-
Finance expense (income), net	(332)	(382)	1,104	(1,034)
Loss (income) before tax	(9,642)	7,898	3,204	20,656

Tax expenses	-	8	10	22

Net loss (income)	(9,642)	7,906	3,214	20,678

Basic loss (earnings) per share of Common Stock (*)	(0.31)	1.30	0.32	4.29
Diluted loss (earnings) per share of Common Stock (*)	(0.31)	1.30	2.45	4.29

Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	16,366,122	6,058,774	9,944,267	4,819,658
Weighted average number of shares used in computing diluted loss (earnings) per share of Common Stock	16,387,633	6,058,774	11,294,880	4,819,658

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 10A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Redeemable Convertible Preferred Shares		Common Stock (****)		Additional Paid-in	Accumulated	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency)
Balance as of January 1, 2024	-	-	-	-	4,723,320	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (***)	40,470	12,561	-	-	916,497	1	3,227	-	3,228
Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	477,827	*	5	-	5
Issuance of Common Stock under At the Market Sales Agreement, net of $1 issuance costs (**)			-	-	7,518	*	19	-	19
Stock-based compensation expenses			-	-	-	-	909	-	909
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	-	-	541		541
Net loss			-	-	-	-		(17,327)	(17,327)
Balance as of March 31, 2024	256,887	32,420	-	-	6,125,162	4	170,749	(180,297)	(9,544)

Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	980,811	1	-	-	1
Stock-based compensation expenses			-	-	-		77	-	77
Reclassification of Redeemable convertible preferred Shares to equity	(256,887)	(32,420)	256,887	32,420	-	-	-	-	32,420
Net income			-	-				4,471	4,471
Balance as of June 30, 2024	-	-	256,887	32,420	7,105,973	5	170,826	(175,826)	27,425

Redeemable Convertible Preferred Shares conversion into shares of Common Stock			(109,152)	(13,775)	10,915,200	1	13,774		-
Issuance of Common Stock upon restricted stock units (“RSU”) vesting	-	-			155,429	*	-	-	*
Stock-based compensation expenses			-	-	-	-	829	-	829
Net income			-	-	-	-	-	9,642	9,642
Balance as of September 30, 2024	-	-	147,735	18,645	18,176,602	6	185,429	(166,184)	37,896

(*)	Less than $1.
(**)	See Note 10A.
(***)	See Note 1D.
(****)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 10A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Common Stock (***)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	3,122,987	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under February 2023 PIPE, net of $176 issuance costs (**)	319,950	*	1,293	-	1,293
Stock-based compensation expenses	-	-	175	-	175
Net loss	-	-	-	(6,361)	(6,361)
Balance as of March 31, 2023	3,442,937	2	159,306	(143,162)	16,146

Issuance of Common Stock and warrants under February 2023 PIPE, net of $157 issuance costs (**)	1,279,796	1	5,858		5,859
Stock-based compensation expenses	-	-	271		271
Net loss				(6,411)	(6,411)
Balance as of June 30, 2023	4,722,733	3	165,435	(149,573)	15,865

Stock-based compensation expenses	-	-	195	-	195
Net loss	-	-	-	(7,906)	(7,906)
Balance as of September 30, 2023	4,722,733	3	165,630	(157,479)	8,154

(*)	Less than $1.
(**)	See Note 10A.
(***)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 10A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(3,214)	(20,678)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation and amortization	882	659
Stock-based compensation	1,083	641
Amortization of debt issuance costs	-	453
Finance income, net	(478)	(293)
Revaluation of contingent consideration	6	(40)
Income from change in fair value of Private Placement Warrants	(24,417)	-
Private Placement Warrants issuance cost	732	-
Change in contract liability	(1,976)	-
Loss from sale and disposal of fixed assets, net	145	-
Goodwill impairment	801	-

Changes in operating assets and liabilities:
Other current and non-current assets	(213)	679
Trade accounts payable	(2,691)	241
Other accounts payable	(1,169)	3,354
Net change in operating leases	(181)	(60)
Net cash used in operating activities	(30,690)	(15,044)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	663	-
Proceeds from short-term deposits	-	2,000
Proceeds from sale of property and equipment	72	-
Purchases of property and equipment	(19)	(43)
Net cash provided by investing activities	716	1,957

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Private Placement Warrants under March 2024 PIPE	28,745	-
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	21,269	-
March 2024 PIPE issuance costs	(507)	-
Issuance costs from February 2023 PIPE	-	(333)
Issuance of Common Stock and Warrants under February 2023 PIPE	-	7,485
Pre-Funded Warrants exercise	6	-
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	19	-
Issuance cost from the APT acquisition	(13)	-
Repayment of long-term debt	(10,747)	(2,929)
Net cash provided by financing activities	38,772	4,223

Increase (decrease) in cash and cash equivalents and restricted cash	8,798	(8,864)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	(37)
Cash and cash equivalents and restricted cash at the beginning of the period	15,864	32,294
Cash and cash equivalents and restricted cash at the end of the period	24,651	23,393

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	23,537	22,450
Restricted cash	1,114	943
Total cash and cash equivalents and restricted cash	24,651	23,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,437	1,455
Taxes paid	10	50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and Trade payable	11	5
Issuance cost from March 2024 PIPE	1,685	-
Issuance of Common Stock under the APT acquisition	3,041	-
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	12,610	-
Issuance of Merger Warrants under the APT acquisition	200	-
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	13,774	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

A.	General information

BiomX Inc. (individually, and together with its subsidiaries, BiomX Ltd. (“BiomX Israel”), RondinX Ltd. and Adaptive Phage Therapeutics LLC, (“APT”), the “Company” or “BiomX”) was incorporated in 2017. The Company’s shares of Common Stock are traded on the NYSE American under the symbol PHGE. The Company’s units, consisting of one share of Common Stock and one warrant to purchase one-half of a share of Common Stock (“Units”), were traded on the NYSE American under the symbol PHGE.U until a mandatory unit separation of the units became effective on October 25, 2024. Certain warrants were quoted on OTC Pink under the symbol “PHGEW” and expired on October 28, 2024.

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

On March 6, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with APT and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company (the “Acquisition”), as further described below. Additionally, on March 15, 2024, concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors pursuant to which such investors purchased an aggregate of 216,417 shares of the Company’s Series X non-voting convertible preferred share, par value $0.0001 per share (the “Redeemable Convertible Preferred Shares”), with each share of Redeemable Convertible Preferred Shares being convertible into 100 shares of the Company’s Common Stock, after giving effect to the Reverse Split (as defined below), and warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately $50,000. See Note 1D for further information regarding the Acquisition and the conversion of the Redeemable Convertible Preferred Shares.

On August 8, 2024, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s shares of Common Stock (the “Reverse Split”), effective on August 26, 2024. See Note 10A for further information.

B.	The war with Hamas and Hezbollah

On October 7, 2023, an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. In response, the Security Cabinet of the State of Israel declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, has attacked military and civilian targets in Northern Israel, to which Israel has responded. Moreover, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

To date, the State of Israel continues to be at war with Hamas and Hezbollah and in an armed conflict with Iran and its rebel militia groups.

BiomX headquarters are located in Ness Ziona, Israel; as well as most of its operations. In addition, most of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

While a few employees of the Company were called to reserve duty in the Israel Defense Forces, the ongoing war with Hamas and Hezbollah has not, since its inception, materially impacted BiomX’s business or operations. Furthermore, BiomX does not expect any delays to its programs as a result of the situation. However, at this time, it is not possible to predict the intensity or duration of Israel’s war against Hamas and Hezbollah, nor predict how this war will ultimately affect BiomX business and operations or Israel’s economy in general.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL (Cont.)

C.	Going concern

As of September 30, 2024, the Company has an accumulated deficit of $166,184 and has incurred significant losses and negative cash flows from operations. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds are not sufficient to fund its operations for at least one year from the issuance date of these financial statements. Increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

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

On March 15, 2024, the effective date of the Acquisition (the “Closing Date”), APT’s former stockholders were issued an aggregate of 916,497 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock (“Merger Warrants”). Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of 100 shares, after giving effect to the Reverse Split of Common Stock. The Merger Warrants will be exercisable at any time after the date of the receipt of BiomX stockholder approval at an exercise price of $50.00 per share and will expire on January 28, 2027. In the event the Redeemable Convertible Preferred Shares are not converted by the earlier to occur of (i) the time that meeting of BiomX stockholders is ultimately concluded or (ii) five months after the initial issuance of the Redeemable Convertible Preferred Shares, the Company may be required to pay to each holder of the Redeemable Convertible Preferred Shares an amount in cash equal to the fair value of the Redeemable Convertible Preferred Shares. On July 9, 2024, the Company’s stockholders approved the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock and the issuance of shares of Common Stock upon the exercise of the Merger Warrants.

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

At the Closing Date, the Redeemable Convertible Preferred Shares were classified as temporary equity in accordance with the provisions of ASC 480-10-S99, as they included clauses that could constitute redemption clauses that were subject to the Company’s stockholder approval and outside of the Company’s control. On June 17, 2024, the Company filed a definitive Proxy Statement on Schedule 14A with respect to a meeting of stockholders to approve, among other things, the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock. In addition, the majority of the Company’s stockholders signed a binding support agreement that contained their commitment to vote in favor or deliver a written consent regarding any stockholders’ matter in the stockholders’ meeting which took place on July 9, 2024. These circumstances led the Company to determine that the Redeemable Convertible Preferred Shares meet the definition of permanent equity as the Company is able to control the redemption. Therefore, the Redeemable Convertible Preferred Shares were reclassified as equity. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares that were issued under the Acquisition and the March 2024 PIPE were converted into 10,915,200 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors.

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

The Acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” using the acquisition method of accounting. The Company was identified as the accounting acquirer, based on the evaluation of the following facts and circumstances:

●	Pursuant to the Merger Agreement, the post-Acquisition board of directors of the Company consisted of seven directors, out of which the Company designated four board seats, with the Company’s chair of the board prior to the Acquisition continuing in his position, i.e. the majority of the post-closing board was designated by the Company.

●	The Chief Executive Officer and the majority of management roles are held by individuals who were affiliated with the Company prior to the Acquisition.

The Acquisition-related transaction costs are accounted for as expenses in the period in which the costs are incurred. The Company incurred transaction costs of $874 during the nine months ended September 30, 2024, which were included in general and administrative expenses in the condensed consolidated statements of operations.

Purchase Price Allocation

The following sets forth the fair value of acquired identifiable assets and assumed liabilities of APT, after considering measurement period adjustment as described below, which includes adjustments to reflect the fair value of intangible assets acquired as of March 15, 2024:

Amounts
Cash and cash equivalents	509
Restricted cash	154
Other current assets	1,780
Property, plant and equipment	3,748
Operating lease right-of-use asset	7,953
IPR&D assets and Goodwill	16,088
Total assets	30,232

Trade accounts payable	(3,667)
Other accounts payable	(2,895)
Operating lease liability	(7,819)
Total liabilities	(14,381)
Total consideration	15,851

The fair value estimate for all identifiable assets and liabilities assumed is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use).

The Company recognized intangible assets related to the Acquisition, which consist of IPR&D valued at $15,287 using the Multi-Period Excess Earnings Method valuation method and of goodwill valued at $501. The goodwill is primarily attributed to the expected synergies from combining the operations of APT with the Company’s operations and to the assembled workforce of APT. The IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon successful completion of the project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL (Cont.)

During the three months ended September 30, 2024, the Company made measurement period adjustment to the purchase price allocation, which resulted in an increase to goodwill of $300. The increase resulted from a provision for a contingency not provided in the initial Purchase Price Allocation, following a term sheet for a settlement agreement between APT and Oyster Point Pharma, Inc. (“Oyster”) in connection with the Collaboration and Option Agreement signed in May 2021 as discussed in Note 7A. The fair value of assets acquired and liabilities assumed have been finalized. During the three months ended September 30, 2024, the Company recorded goodwill impairment in the amount of $801. See note 12 for further information.

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

The actual APT net loss included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2024, is as follows:

September 30, 2024
Net loss attributable to APT	5,884

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

The following unaudited table provides certain pro forma financial information for the Company as if the Acquisition occurred on January 1, 2023:

September 30, 2024*
Net loss	2,698

*	The pro forma amounts above are derived from historical numbers of the Company and APT.

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

C.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of stock-based compensation awards, purchase price allocation related to the Acquisition and the Private Placement Warrants fair value revaluation; estimates used in the IPR&D impairment assessment for calculating the fair value of the Company’s assets by using discounted cash flow incorporate the Company’s estimated post-tax weighted average cost of capital, amounts and timing of projected future cash flows that are influenced by the expected outcome of research and development activities, the probability of success and timing in gaining regulatory approval, size of the potential market and the Company’s specific market share. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

The full extent to which Israel’s war with Hamas and Hezbollah may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, as well as the economic impact on local, regional, national and international markets.

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

F.	Basic and diluted loss (earnings) per share

Basic loss (earnings) per share is computed by dividing net loss (income) by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.001 per share, as the Company considers these shares to be exercised for little to no additional consideration. The calculation excludes shares of Common Stock purchased by the Company and held as treasury shares. Diluted loss (income) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock and if-converted method, in accordance with ASC 260-10, “Earnings per Share.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s goodwill is tested for impairment at least on an annual basis, on the last day of the third quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. When necessary, the Company records charges for impairments of goodwill for the amount by which the carrying amount of the respective reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. During the three months ended September 30, 2024, the Company recorded goodwill impairment in the amount of $801. See note 12 for further information.

Intangible assets

IPR&D assets acquired in a business combination are recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Indefinite-lived intangible assets are reviewed for impairment at least annually, on the last day of the third quarter of the fiscal year or whenever there is an indication that the asset may be impaired.

H.	Recent Accounting Standards

Recently issued accounting pronouncements, not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

There were no changes in the fair value hierarchy levelling during the nine months ended September 30, 2024 and year ended December 31, 2023.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	20,325	-	-	20,325
Foreign exchange contracts receivable	-	15	-	15
	20,325	15	-	20,340
Liabilities:
Contingent consideration	-	-	161	161
Private Placement Warrants	-	-	4,328	4,328
	-	-	4,489	4,489

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	11,377	-	-	11,377
Foreign exchange contracts receivable		256	-	256
	11,377	256	-	11,633
Liabilities:
Contingent consideration	-	-	155	155
	-	-	155	155

The changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning balance	-	-
Private Placement Warrants	28,745	-
Change in fair value	(24,417)	-
Ending balance	4,328	-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The Company determined the fair value of the liabilities for the contingent consideration based on a probability of discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.84% to 4.52%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the nine and three months ended September 30, 2024 and September 30, 2023, resulted from the passage of time and discount rate revaluation.

The Company uses foreign exchange contracts (mainly option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of September 30, 2024, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3,410 with a fair value asset of $15. As of December 31, 2023, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,136 with a fair value asset of $256.

The Company determined the fair value of the liabilities for the Private Placement Warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	September 30, 2024	December 31, 2023
Underlying value of Common Stock ($)	1.02	-
Exercise price ($)	2.31	-
Expected volatility (%)	117.6	-
Expected terms (years)	1.75	-
Risk-free interest rate (%)	3.6	-

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 4 – OTHER CURRENT ASSETS

	September 30, 2024	December 31, 2023
Government institutions	84	66
Prepaid insurance	1,165	505
Other prepaid expenses	574	128
Grants receivable	950	574
Other	892	495
Other current assets	3,665	1,768

NOTE 5 – OTHER ACCOUNTS PAYABLE

	September 30, 2024	December 31, 2023
Employees and related institutions	956	1,852
Accrued expenses	3,421	1,289
Government institutions	622	175
Prepaid sublease income	-	28
Severance related to former employees of APT	70	-
	5,069	3,344

NOTE 6 – LEASES

On August 9, 2019, APT entered into a lease agreement (the “Lease Agreement”) with ARE-708 Quince Orchard, LLC (the “Landlord”), for office and lab spaces in Gaithersburg, Maryland starting on September 1, 2019. Over the course of years, APT and the Landlord amended the Lease Agreement in order to expand the square footage and to extend the lease period until November 28, 2034. The agreement included 49,625 square feet of area. The monthly lease payments under the lease agreement were approximately $255. On March 5, 2024, in connection with the Acquisition, APT and the Landlord, signed an amendment to the lease agreement. Pursuant to the amendment, the leased area will be decreased to 25,894 square feet (the “Remaining Area”), effective as of December 31, 2024. Following the amendment, the revised monthly lease payments are approximately $134. In exchange, APT was required to pay a relinquished premises fee in an amount equal to $1,500 within 10 business days following March 15, 2024 (the “Amendment Effective Date”). In addition, the Company issued the Landlord warrants (the “Landlord Warrants”) to purchase up to an aggregate of 25,000 shares of the Company’s Common Stock at an exercise price of $50.00 per share. The Landlord Warrants became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on January 28, 2027. The amendment also included a one-time option to early terminate the lease agreement on February 28, 2029 with respect to the Remaining Area under certain terms. The execution of the early termination will require APT to pay a termination fee of $3,000.

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

Lease expenses recorded in the condensed statements of operations were $2,543 and $995 for the nine and three months ended September 30, 2024, respectively, and $488 and $161 for the nine and three months ended September 30, 2023, respectively.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

A.	In May 2021, APT entered into a Collaboration and Option Agreement (the “Oyster Agreement”) with Oyster, a wholly owned subsidiary of Viatris Inc., to collaborate on the use of APT’s proprietary phage technology for the treatment of certain ophthalmic diseases. Upon execution of the Agreement, Oyster paid an upfront payment of $500 to APT, a portion of which APT claims it has spent in the course of performing its obligations under the Oyster Agreement. In April 2022 and September 2023, APT received letters from Oyster and Viatris Inc. raising concerns about APT’s actions, including allegations that APT had breached the Oyster Agreement. APT and Oyster have agreed to settle their dispute related to the Oyster Agreement, including the allegations described in the letters, and to terminate the Oyster Agreement under a term sheet (the “Term Sheet”). Under the terms of the Term Sheet, APT and Oyster will sign a final settlement agreement, which will include a payment of $300 from APT to Oyster. As of September 30, 2024, the final settlement agreement had not yet been signed. The Company has recorded a provision of $300 as other accounts payable in the condensed consolidated balance sheets.

B.

In August 2021, the Israeli Innovation Authority (“IIA”) approved an application that supports upgrading the Company’s manufacturing capabilities for an aggregate budget of NIS 5,737 (approximately $1,778). The IIA committed to fund 50% of the approved budget. The program was for the period beginning July 2021 through June 2022. The program does not bear royalties. Through September 30, 2024, the Company received NIS 1,912 (approximately $577) from the IIA with respect to this program.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2022 through December 2022. Through September 30, 2024, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2023 through December 2023. Through September 30, 2024, the Company received NIS 2,783 (approximately $768) from the IIA with respect to this program.

According to the agreement with the IIA, excluding the August 2021 program, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of LIBOR linked to the USD. Starting January 2024, the IIA has notified that the interest has changed to the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of September 30, 2024; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through September 30, 2024, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through September 30, 2024, the Company had received an aggregate amount of $8,003 (NIS 27,423) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $7,413. As of September 30, 2024, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $8,250 including annual interest of SOFR applicable to dollar deposits.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Cont.)

C.	On June 23, 2022, BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for Inflammatory Bowel Disease. Under the agreement, BiomX Israel is eligible to receive fees totaling $1,411 to cover costs to be incurred by BiomX Israel in conducting the research plan under the collaboration. The fees were paid in four installments according to certain activities under the agreement. In December 2023, the Company completed its obligations with respect to this agreement and the last installment of $211 was received on January 18, 2024. The consideration was recorded as a reduction of R&D expenses, net in the condensed consolidated statements of operations according to the input model method on a cost-to-cost basis.

NOTE 8 - U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT is subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which should be paid by the Company upon signing the agreement or the modifications. For the period between the Acquisition and September 30, 2024, the Company received grants of $2,895 from MTEC with respect to the cost reimbursement contract. During the nine and three months ended September 30, 2024, the Company recorded $1,802 and $849 as a reduction of R&D expenses, net, respectively. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the condensed consolidated financial statements. See Note 14B for information regarding grants received subsequent to the financial statement date.

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

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $850 for the nine months ended September 30, 2024. No interest expense was recognized in connection with the term loan for the three months ended September 30, 2024. Interest expense for the nine and three months ended September 30, 2023, was $1,884 and $574, respectively.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY

A.

Share Capital:

Reverse Stock Split:

On July 9, 2024, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-10 at such time as the Board of Directors shall determine, in its sole discretion, at any time before July 9, 2025. On August 8, 2024, the Board of Directors approved a 1-for-10 Reverse Stock Split of the Company’s shares of Common Stock (the “Reverse Stock Split”).

On August 20, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, which became effective on August 26, 2024 (the “Effective Date”). The Company’s Common Stock began trading on a Reverse Stock Split adjusted basis on the NYSE American at the opening of the markets on the Effective Date.

As a result of the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 178,958,447 shares to 18,021,173 shares. No fractional shares of Common Stock or Units were issued in connection with the Reverse Stock Split. Stockholders of the Company who otherwise were entitled to receive fractional shares or Units, because they held a number of shares or Units, as applicable, not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive an additional fraction of a share of the Common Stock or Unit, as applicable, to round up to the next whole share. As a result, 125,328 shares of Common Stock were issued. The Reverse Stock Split did not change the par value of the Common Stock nor the authorized number of shares of Common Stock, preferred stock or any series of preferred stock.

Unless otherwise indicated, all amounts of issued and outstanding stock contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-10 Reverse Stock Split for all prior periods presented. Proportional adjustments were also made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

Authorized shares of common stock:

On July 9, 2024, the Company’s stockholders approved increasing the number of authorized shares of Common Stock from 120,000,000 shares, par value $0.0001 per share, to 750,000,000 shares, par value $0.0001 per share.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”).

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE, respectively. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 10,915,200 shares of the Company’s Common Stock.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 1,599,746 shares of its Common Stock and 1,461,072 pre-funded warrants (the “Pre-Funded Warrants”) at a price of $2.45 per share and $2.44 per Pre-Funded Warrant in a private placement (the “February 2023 PIPE”). The net proceeds from the PIPE were approximately $7,152, after deducting issuance costs of $333. During the nine months ended September 30, 2024, 533,031 Pre-Funded Warrants were exercised into 533,031 shares of Common Stock for total consideration of $6 at an exercise price of $0.01 per share of Common Stock, and 928,041 Pre-Funded Warrants were exercised into 925,607 shares of Common Stock through cashless mechanism with no consideration. As of September 30, 2024, there are no outstanding Pre-Funded Warrants.

On March 15, 2024, in connection with the Acquisition, the Company issued to APT’s former stockholders 916,497 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Merger Warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock. See Note 1D for further information.

Concurrently with the consummation of the Acquisition as described in Note 1D, the Company entered into the March 2024 PIPE, pursuant to which such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and Private Placement Warrants to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock, at a combined price of $231.10 per share. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $2.31, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date.

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Private Placement Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

The terms of the PIPE Preferred Shares are substantially the same as those of the Redeemable Convertible Preferred Shares issued under the Acquisition and were accounted for as temporary equity at the issuance date and were reclassified as equity. See Note 1D for further information. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares that were issued under the Acquisition and the March 2024 PIPE were converted into 10,915,200 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors.

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

At-the-Market Sales Agreement:

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the SEC on January 2, 2024, the Company entered an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell shares of Common Stock having an aggregate offering price of up to $7,500 from time to time through Wainwright. During the nine months ended September 30, 2024, the Company sold 7,518 shares of Common Stock under this agreement, at an average price of $2.71 per share, raising aggregate net proceeds of approximately $19, after deducting an aggregate commission of $1.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

Warrants:

As of September 30, 2024, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Public Warrants	IPO (December 13, 2018)	October 28, 2024	115.00	350,000
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	50.00	281,251
Merger Warrants	March 15, 2024	January 28, 2027	50.00	216,650
Private Placement Warrants	March 15, 2024	July 9, 2026	2.31	10,820,850
Agents Warrants	March 15, 2024	July 9, 2026	2.31	952,381
				12,621,132

B.	Stock-based Compensation:

On March 15, 2024, the Company issued Agents Warrants to purchase up to an aggregate of 952,381 shares of the Company’s Common Stock to the Placement Agents in connection with the March 2024 PIPE. The exercise price of the Agents Warrants is $2.31 per share and they became exercisable at any time after the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026.

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

The Company determined the fair value of the Agents Warrants using the Black-Scholes model as of March 5, 2024. The main assumptions used are as follows:

Underlying value of Common Stock ($)	2.31
Exercise price ($)	2.31
Expected volatility (%)	100.6
Expected terms (years)	2.32
Risk-free interest rate (%)	4.4

On July 9, 2024, the Company’s stockholders approved increasing the number of shares of Common Stock under the Company’s 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”) to be equal to 15% of the total number of fully-diluted shares of Common Stock outstanding as of the approval date, or 7,800,000 shares.

On September 16, 2024, the Company granted 155,429 RSUs to four senior officers and one service provider. The RSUs were fully vested and issued on the grant date and are not subject to continued service to the Company. The RSUs’ fair value is the Company’s stock closing price as of the grant date, which was $0.99. As of September 30, 2024, the Company has no unvested RSUs.

On July 11, 2024, the Board of Directors approved the grant of 1,567,795 options to 51 employees, six senior officers and seven directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $3.63 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Nine Months Ended September 30, 2024
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	528,112	5.41	72
Granted	1,567,795	3.63
Forfeited	(26,808)	3.96
Expired	(6,449)	4.58
Exercised	-	-
Outstanding at the end of period	2,062,650	4.08	22
Exercisable at the end of period	351,109	5.79
Weighted average remaining contractual life of outstanding options – years as of September 30, 2024	8.85

Warrants:

As of September 30, 2024, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders	November 27, 2017	-	-	298
Landlord Warrants*	March 15, 2024	January 28, 2027	50.00	25,000
				25,298

(*)	See Note 6.

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses, net	273	31	336	202
General and administrative	556	164	747	439
	829	195	1,083	641

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

The calculation of diluted loss per share for the nine and three months ended September 30, 2024 and September 30, 2023, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options	2,041,139	591,034	2,062,650	591,034
Warrants	12,646,132	921,251	1,825,281	921,251
Contingent shares	200,000	400,000	200,000	400,000
Redeemable Convertible Preferred Shares	14,773,500	-	14,773,500	-

The following table presents the computation of basic and diluted loss (earnings) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic loss (earnings) per share of common stock
Numerator:
Net loss (income)	(9,642)	7,906	3,214	20,678
Amount allocated to Redeemable Convertible Preferred Shares	(4,575)	-	-	-
Net loss (income) attributable to shares of common stock	(5,067)	7,906	3,214	20,678
Denominator:
Number of shares of common stock outstanding	16,365,824	4,597,403	9,943,968	3,951,624
Number of shares upon Pre-Funded Warrants exercise	-	1,461,073	-	867,736
Number of shares upon Fully vested Warrants exercise	298	298	298	298
Total weighted-average number of shares of common stock, shares upon Pre-Funded Warrants and Fully vested Warrants exercise used in computing basic loss (earnings) per share	16,366,122	6,058,774	9,944,267	4,819,658
Basic loss (earnings) per share of common stock	(0.31)	1.30	0.32	4.29

Diluted net loss per share of common stock
Numerator:
Net loss (income)	(9,642)	7,906	3,214	20,678
Change in fair value of Private Placement Warrants	-	-	24,417	-
Diluted net loss	(9,642)	7,906	27,631	20,678
Denominator:
Weighted-average number of shares of common stock outstanding	16,366,122	6,058,774	9,944,267	4,819,658
Private Placement Warrants	-	-	1,350,613	-
Options	21,511	-	-	-
Total weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	16,387,633	6,058,774	11,294,880	4,819,658
Diluted net loss per share of common stock	(0.31)	1.30	2.45	4.29

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 12 – GOODWILL

Following the APT Acquisition, the Company recognized goodwill valued at $801 after adjustment made during the measurement period as described in Note 1D above. In the third quarter of 2024, the Company experienced a decline in its stock price resulting in its market capitalization being less than the Company’s stockholders’ equity. Thus, the Company performed quantitative assessments of the Company’s goodwill. The assessments utilizes the Company’s market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the outstanding number of shares of Common Stock by the Company’s stock price. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. As a result of this assessment, the Company recorded a goodwill impairment of $801 during the three and nine months ended September 30, 2024.

NOTE 13 – EVENTS DURING THE PERIOD

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

NOTE 14 – SUBSEQUENT EVENTS

a.	On October 15, 2024, the Company announced that effective October 25, 2024, the Company’s Units will be mandatorily separated and the Units will no longer trade on the NYSE American. In the separation, Unit-holders received shares of Common Stock and warrants underlying their units, which warrants expired on October 28, 2024. The Common Stock continues to trade on the NYSE American under the symbol “PHGE” with the other existing shares of the Company’s Common Stock.

b.	On October 17, 2024, the Company received a payment of $600 from MTEC in connection with the Agreement for reimbursement of approved costs. See Note 8 for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to “the Company”, “BiomX”, “we”, “us” or “our”, mean BiomX Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Quarterly Report. The analysis of the financial condition and results of operations includes Adaptive Phage Therapeutics LLC, a Delaware limited liability company (formerly Adaptive Phage Therapeutics Inc., a Delaware corporation), or APT, from the date that we acquired it on March 15, 2024. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors discussed in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission, or the SEC.

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

On March 6, 2024, we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 9,164,968 shares of BiomX common stock, 40,470 shares of Series X Preferred Stock, or Redeemable Convertible Preferred Shares, convertible upon stockholder approval into 4,047,000 shares of BiomX common stock, and warrants, or the Merger Warrants, exercisable for 216,650 shares of BiomX common stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX. The Merger Warrants are exercisable at any time after July 9, 2024 at an exercise price of $50.00 per share and will expire on January 28, 2027.

Concurrently with the consummation of the Acquisition, we entered into a securities purchase agreement, or the March 2024 PIPE, with certain investors, pursuant to which such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares and warrants to purchase up to an aggregate of 10,820,850 shares of Common Stock, or the Private Placement Warrants, for aggregate gross proceeds of approximately $50 million.

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

On July 9, 2024, the stockholder approved, among other things, the conversion of 256,887 Redeemable Convertible Preferred Shares into up to 25,688,700 shares of Common stock. Subsequently, on July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 10,915,200 shares of Common Stock according to beneficial ownership limitations set by certain investors.

On July 9, 2024, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-10 at such time as the Board of Directors shall determine, in its sole discretion, at any time before July 9, 2025. On August 8, 2024, the Board of Directors approved a 1-for-10 Reverse Stock Split of the Company’s shares of Common Stock, or the Reverse Stock Split. On August 20, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Split, which became effective on August 26, 2024, or the Effective Date. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on the NYSE American at the open of the markets on the Effective Date. Unless otherwise indicated, all issued and outstanding shares amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split for all periods presented. Proportional adjustments also were made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

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

BiomX expects to initiate a randomized, double blind, placebo-controlled, multi-center Phase 2b study in CF patients with chronic P. aeruginosa pulmonary infections in the fourth quarter of 2024. The study is designed to enroll approximately 60 patients randomized at a 2:1 ratio to BX004 or placebo. Treatment is expected to be administered via inhalation twice daily for a duration of 8 weeks. The study is designed to monitor the safety and tolerability of BX004 and is designed to demonstrate improvement in microbiological reduction of P. aeruginosa burden and evaluation of effects on clinical parameters such as lung function measured by FEV1 and patient reported outcomes. During the third quarter of 2024, we experienced manufacturing delays for BX004. As a result of these delays, study results are now expected in the first half of 2026.

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

The ongoing randomized, double-blind, placebo-controlled, multi-center Phase 2 trial investigating the safety, tolerability, and efficacy of BX211 for subjects with DFO associated with S. aureus has finished enrollment for a randomized at a 2:1 ratio to BX211 or placebo. BX211 or placebo is designed to be administered weekly, by topical and IV route at week 1 and by the topical route only at each of weeks 2-12. Over the 12-week treatment period, all subjects are expected to continue to be treated in accordance with standard of care which will include antibiotic treatment as appropriate. A first readout of study topline results is expected at week 13 evaluating healing of the wound associated with osteomyelitis, followed by a second readout at week 52 evaluating amputation rates and resolution of osteomyelitis based on X-ray, clinical assessments, and established biomarkers (Erythrocyte Sedimentation Rate and C-Reactive Protein). These readouts are expected in the first quarter of 2025 and the first quarter of 2026, respectively.

Non-CF Bronchiectasis, or NCFB

Chronic P. aeruginosa infections in NCFB patients are a main contributor to morbidity and mortality in this disease. Pending positive data of BX004 in our cystic fibrosis Phase 2B study, we expect to look to initiate studies into NCFB as an additional indication for BX004.

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

Discontinued programs

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

In 2024, we discontinued the development of BX005, choosing instead to focus our resources on our Cystic Fibrosis and DFO programs.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three Months ended September 30,
	2024	2023
	USD in thousands
Research and development (“R&D”) expenses, net	7,279	5,641
General and administrative expenses	3,248	2,154
Goodwill impairment	801	-
Operating loss	11,328	7,795
Other income	(84)	(89)
Interest expenses	5	574
Income from change in fair value of Private Placement Warrants	20,559)	-
Finance income, net	(332)	(382)
Loss (income) before tax	(9,642)	7,898
Tax expenses	-	8
Net loss (income)	9,642	7,906
Basic loss (income) per share of Common Stock	(0.31)	1.30
Diluted loss (income) per share of Common Stock	(0.31)	1.30
Weighted average number of shares of Common Stock outstanding, basic	16,366,122	6,058,774
Weighted average number of shares of Common Stock outstanding, diluted	16,387,633	6,058,774

R&D expenses, net (net of grants received from the Israel Innovation Authority (“IIA”) and the Medical Technology Enterprise Consortium (“MTEC”), and consideration from research collaborations) were $7.3 million for the three months ended September 30, 2024, compared to $5.6 million for same period in 2023. The increase of $1.7 million, or 30%, is primarily due to the following factors:

●	preparations for Phase 2b in the clinical trial of our CF product candidate, BX004,

●	an increase in expenses relating to the clinical trial of our DFO product candidate, BX211; and

●	an increase in rent and related expenses following the APT Acquisition.

The increase was partly offset by higher grants received. During the three months ended September 30, 2024, the Company recorded $0.9 million of MTEC grants, compared to $0.2 million of IIA grants recorded in the same period in 2023.

General and administrative expenses were $3.2 million for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023. The increase of $1.0 million, or 45%, is primarily attributed to a full quarter consolidation of expenses following the Acquisition, incorporating the combined workforce, increased professional services, and additional subcontractor expenses.

Goodwill impairment was $0.8 million for the three months ended September 30, 2024, following an impairment of the Company’s goodwill that resulted from the Acquisition. The Company’s market capitalization as of September 30, 2024, was lower in comparison to its stockholders’ equity and triggered an impairment assessment that concluded that the entire goodwill should be impaired.

Other income was $0.1 million for each of the three months ended September 30, 2024 and September 30, 2023 and consisted proceeds from a sublease agreement for a portion of our office space in Ness Ziona, Israel.

Interest expenses were $5,000 for the three months ended September 30, 2024, compared to $574,000 for the three months ended September 30, 2023. The decrease of $569,000, or 99%, is due to repayment of the loan under the Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, in March 2024.

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

There was no material change to Finance income that impacted earnings for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Basic and diluted earnings per share of Common Stock was $0.31 for the three months ended September 30, 2024, compared to loss per share of $1.30 for the three months ended September 30, 2023. The increase of $1.61 resulted from the revaluation of the Private Placement Warrants. Such increase was partly offset due to share issuances as part of the Acquisition and the Redeemable Convertible Preferred Shares’ conversion into shares of Common Stock.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months ended September 30,
	2024	2023
	USD in thousands
R&D expenses, net	18,281	14,023
General and administrative expenses	8,756	6,053
Goodwill impairment	801	-
Operating loss	27,838	20,076
Other income	(2,189)	(270)
Interest expenses	868	1,884
Income from change in fair value of Private Placement Warrants	(24,417)	-
Finance expense (income), net	1,104	(1,034)
Loss before tax	3,204	20,656
Tax expenses	10	22
Net loss	2,214	20,678
Basic loss per share of Common Stock	0.32	4.29
Diluted loss per share of Common Stock	2.45	4.29
Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	9,944,267	4,819,658
Weighted average number of shares used in computing diluted loss (earnings) per share of Common Stock	11,294,880	4,819,658

R&D expenses, net (net of grants received from IIA and MTEC, and consideration from research collaborations) were $18.3 million for the nine months ended September 30, 2024, compared to $14.0 million for the nine months ended September 30, 2023. The increase of $4.3 million, or 31%, is primarily due to the following factors:

●	Increased expenses relating to the clinical trial of our DFO product candidate, BX211; and

●	Increased expenses relating to the combined workforce and rent expenses following the Acquisition

Such increase was partly offset by completing the enrollment and follow-up period of patients in the clinical trial of our CF product candidate, BX004. During the nine months ended September 30, 2024, the Company recorded $1.8 million of MTEC grants, compared to $1.3 million of IIA grants for the same period in 2023.

General and administrative expenses were $8.8 million for the nine months ended September 30, 2024, compared to $6.1 million for the same period in 2023. The increase of $2.7 million, or 44%, is primarily due to issuance costs and legal services expenses related to the Acquisition and the March 2024 PIPE agreement. as well as due to increased salaries and related expenses resulting from the combined workforce following the Acquisition.

Goodwill impairment was $0.8 million for the nine months ended September 30, 2024, following an impairment of the Company’s goodwill resulted from the Acquisition. The Company’s market capitalization as of September 30, 2024, was lower in comparison to its stockholders’ equity and triggered an impairment assessment that concluded that the entire goodwill should be impaired.

Other income was $2.2 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023. The increase of $1.9 million, or 633%, is primarily due to the reversion of the contract liability associated with the Company’s AD program which has been paused.

Interest expenses were $0.9 million for the nine months ended September 30, 2024, compared to $1.9 million for the nine months ended September 30, 2023. The decrease of $1.0 million, or 53%, is due to the repayment of the loan under the Loan and Security Agreement in March 2024.

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

Finance expenses, net were $1.1 million for the nine months ended September 30, 2024, compared to Finance income, net of $1.0 million for the nine months ended September 30, 2023. The increase of $2.1 million resulted mainly from the Private Placement Warrants transaction costs.

Basic loss per share of Common Stock was $0.27 for the nine months ended September 30, 2024, compared to $4.29 for the nine months ended September 30, 2023. The decrease in loss per share of $4.02, or 94%, is primarily attributable to an increase in outstanding shares resulting from the share issuance as part of the Acquisition and the Redeemable Convertible Preferred Shares’ conversion into shares of Common Stock. In addition, the income resulting from the Private Placement Warrants revaluation has led to a decreased net loss.

Diluted loss per share of Common Stock was $2.45 for the nine months ended September 30, 2024, compared to diluted loss per share of $4.29 for the nine months ended September 30, 2023. The decrease of $1.84 resulted from the increased number of potential shares of Common Stock that would have been issued upon exercises of the Private Placement Warrants from the March 2024 PIPE.

Liquidity and Capital Resources

We believe our cash and cash equivalents and short-term deposits on hand will be sufficient to meet our working capital and capital expenditure requirements into the fourth quarter of 2025. We currently plan to continue to focus primarily on the development of BX004, our product candidate for treating CF and BX211, our product candidate for treating DFO. Although we recently completed the 2024 March PIPE, in the future we will likely require or desire additional funds to support our operating expenses and capital requirements. Accordingly, we are implementing cost cutting measures, and exploring and expect to further explore, raising such additional funds through public or private equity, debt financing, loans, government or other grants or collaborative agreements or from other sources, as well as under the 2023 ATM Agreement discussed below. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If certain disruptions due to, for instance, the war with Hamas and Hezbollah, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements. As a result of these factors, management believes that there is substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	USD in thousands
Net cash used in operating activities	(30,690)	(15,044)
Net cash provided by investing activities	716	1,957
Net cash provided by financing activities	38,772	4,223
Net increase (decrease) in cash and cash equivalents	8,798	(8,864)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	(37)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $30.7 million, primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $4.0 million, offset by non-cash charges of $23.5 million. Non-cash charges for the nine months ended September 30, 2024 consisted primarily of income from change in fair value of the Private Placement Warrants of $24.4 million and income from change in contract liability in amount of $2.0 million resulting from pausing the Company’s AD program. Additionally, there were depreciation and amortization expenses of $0.9 million, Private Placement Warrants issuance costs of $0.7 million and Goodwill impairment of $0.8 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade account payable of $2.7 million, as well as a decrease in other accounts payable of $0.9 million and a decrease in other current and non-current assets of $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $15.0 million primarily due to a net loss of $20.7 million, mostly due to our R&D and general and administrative expenses, and due to changes in our operating assets and liabilities of $4.2 million, offset by non-cash charges of $1.4 million. Non-cash charges for the nine months ended September 30, 2023 consisted primarily of depreciation and amortization expenses of $0.7 million, stock-based compensation expenses of $0.6 million and amortization of debt issuance costs of $0.4 million, partly offset by finance income of $0.3 million. Net changes in our operating assets and liabilities consisted primarily of an increase in other accounts payable of $3.3 million, due to expenses related to conducting the clinical trial of our CF product candidate, BX004, and an increase in trade account payables of $0.2 million, partially offset by a decrease in other current assets in the amount of $0.7 million.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

During the nine months ended September 30, 2023, net cash provided by investing activities was $2.0 million, mainly consisting of proceeds from short-term deposits of $2.0 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly options and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of September 30, 2024, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3.4 million with a fair value asset of $15,000. As of September 30, 2023, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3.8 million with a fair value of $33,000.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $39.0 million, mainly consisting of the issuance of Redeemable Convertible Preferred Shares and the Private Placement Warrants in the March 2024 PIPE in the amount of $20.8 million, net of issuance costs and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million under the Hercules Loan Agreement.

During the nine months ended September 30, 2023, net cash provided by financing activities was $4.2 million, mainly consisting of the issuance of Common Stock under the Securities Purchase Agreement we entered into in February 2023, of $7.2 million net of issuance costs, partially offset by the repayment of long-term debt of $2.9 million under the Hercules Loan Agreement.

Under the Hercules Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30 million, or the Term Loan Facility, available in three tranches, subject to certain terms and conditions. The first tranche of $15 million was advanced to us on the date the Hercules Loan Agreement was executed. The conditions for the second and third tranches were not reached and have expired. We were required to make interest only payments through March 1, 2023, and started to then repay the principal balance and interest in equal monthly installments. Interest on the Hercules Loan accrues at a per annum rate equal to the greater of (i) the Prime Rate as reported in The Wall Street Journal plus 5.70% and (ii) 8.95%. On March 19, 2024, the Company prepaid all the term loan under the Term Loan Facility in a total of $10,428,000. The prepayment included an end of term charge of $983,000 and accrued interest of $69,000. The Company received a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount, equaling $94,000.

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the 2023 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, with Wainwright as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the 2023 ATM Agreement. From January 1, 2024 through November 12, 2024, we issued 7,518 shares of Common Stock pursuant to the 2023 ATM Agreement for aggregate gross proceeds of $19 thousand.

On March 15, 2024, concurrently with the consummation of the Acquisition, we consummated the March 2024 PIPE with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 Redeemable Convertible Preferred Shares, convertible upon stockholder approval, which was obtained on July 9, 2024, into an aggregate of up to 21,641,700 shares of BiomX common stock, and (ii) the Private Placement Warrants, to purchase up to an aggregate of 10,820,850 shares of BiomX common stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and an accompanying Private Placement Warrant to purchase 50 shares of BiomX common stock. The Private Placement Warrants are exercisable at an exercise price of $2.311 per share and will expire on July 9, 2026.

During the nine months ended September 30, 2024, 533,031 Pre-Funded Warrants were exercised into 533,031 shares of Common Stock for total consideration of $6,000 at an exercise price of $0.01 per share of Common Stock, and 928,041 Pre-Funded Warrants were exercised into 925,607 shares of Common Stock through cashless mechanism with no consideration. As of September 30, 2024, there are no outstanding Pre-Funded Warrants.

Outlook

We have accumulated a deficit of $166.2 million since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of September 30, 2024, which consisted primarily of cash, cash equivalents, short-term deposits and restricted cash of approximately $24.7 million will be sufficient to fund our operations into the fourth quarter of 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2024, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 4, 2024, and in our Quarterly report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 14, 2024, except as noted below.

Risks Related to Our Operations in Israel

Our research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent war with Hamas, Hezbollah and other terrorist organizations in the Middle East.

Our executive offices and research and development facilities are located in Israel. In addition, the majority of our key employees and all of our officers are residents of Israel. Accordingly, political, geopolitical, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, several armed conflicts have taken place between Israel and its neighboring Arab countries, the Hamas (an Islamist terrorist militia and political group that controls the Gaza strip), the Hezbollah (an Islamist terrorist militia and political group based in Lebanon) and other terrorist organizations active in the region. These conflicts have involved missile strikes, drone strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could negatively affect business conditions in Israel in general and our business in particular, and adversely affect our product development, operations and results of operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). In April 2024 and September 2024, Israel experienced direct attacks from Iran, involving hundreds of drones and missiles launched towards various parts of the country, mostly targeting military bases. The Israeli defense systems, aided by international allies, successfully intercepted most of these attacks, minimizing physical damage and casualties. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel’s political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including 6 employees, none of whom are management or key employees, who were called up for reserve service, of which 4 have since returned to work full time and their pre-war military reserve duty. So long as the war continues, our personnel may be called up for reserve service, whether for extended periods or periodically for short-term periods. Military service call ups that result in absences of personnel for extended periods of time may materially and adversely affect our business, prospects, financial condition and results of operations.

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

Item 6. Exhibits

No.	Description of Exhibit
3.1*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date (clean version).
3.2*	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date. (marked version)
3.3	Amended and Restated Bylaws of the Company, as amended on April 11, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 11, 2024)
10.1*	Form of Restricted Stock Unit Agreement under the Company’s 2019 Omnibus Long-Term Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: November 14, 2024	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)