Form 10-K
period 2024-12-31
BiomX Inc.
filed 2025-03-25
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 30, 2024, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of Common Stock held by non-affiliates of the Registrant was $21,392,018 based on the closing sale price of the Registrant’s shares of Common Stock on June 28, 2024 (the last trading day of the fiscal quarter) of $3.36 per share. The price of the Registrant’s shares of Common Stock was retroactively adjusted to reflect a 1-for-10 reverse stock split ,which took effect on August 26, 2024.

The number of shares outstanding of the Registrant’s shares of Common Stock as of March 20, 2025 was 24,966,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

BIOMX INC.

Annual Report on Form 10-K for the Year Ended December 31, 2024

i

On March 15, 2024, BiomX Inc. acquired Adaptive Phage Therapeutics, Inc., a Delaware corporation, or APT, and such acquisition, or the Acquisition, pursuant to an agreement and plan of merger, or the Merger Agreement, by and among BiomX Inc., APT, BTX Merger Sub I, Inc., a Delaware corporation, and BTX Merger Sub II, LLC, a Delaware limited liability company. References in this Annual Report on Form 10-K , or the Annual Report to the “Company,” “BiomX,” “we,” “us” or “our” mean BiomX Inc. and its consolidated subsidiaries, including APT, unless otherwise expressly stated or the context indicates otherwise, provided, however, that the financial information as of and for the year ended December 31, 2023 and other information as of a date before March 15, 2024, unless noted specifically, does not include APT. References in this Annual Report to BiomX Ltd. mean BiomX Ltd., our wholly owned Israeli subsidiary. The description of the Company herein describes the post Acquisition Company and reflects the integration of APT’s business.

All share amounts included in this Annual Report have been retroactively adjusted to reflect a 1-for-10 reverse stock split, which took effect on August 26, 2024.

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

Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and “Business.” The risks and uncertainties include, but are not limited to:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology and potential success thereof;

●	political, economic and military instability in the State of Israel, additional potential conflicts with other Middle Eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents; and

●	other factors discussed in the section of this report entitled “Risk Factors” beginning on page 28.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our management’s potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. While these statements are based upon information available to us as of the filing date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors discussed in the section of this Annual Report entitled “Risk Factors”. Except as may be required by applicable law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the U.S. Securities and Exchange Commission, or the SEC, after the date of this Annual Report.

RISK FACTORS SUMMARY

The summary below provides an overview of many of the risks the Company faces, and a more detailed discussion of risks can be found in Item 1A. “Risk Factors” below. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	We are a clinical-stage company and have incurred losses since our inception. We anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

●	We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

●	Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the potential success and time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

●	Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

●	We have not completed composition development of our product candidates.

●	We intend to continue to rely on our BacteriOphage Lead to Treatment, or BOLT, proprietary product platform to develop our phage therapies. Our competitive position could be materially harmed if our competitors develop similar platforms and develop rival product candidates.

●	Our limited operating history compared to the long cycle of development phage based products may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have never generated any revenue from product sales and may never be profitable or, if achieved, may not sustain profitability.

●	Results from preclinical studies of our product candidates may not be predictive of the results of clinical trials or later stage clinical development.

●	Our product candidates are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market or develop our product candidates.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and other consequences.

●	Even if we receive regulatory approval of any product candidates for therapeutic indications, we will be subject to ongoing regulatory compliance obligations and continued regulatory review which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Any products that we may develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could make it difficult for us to sell any product candidates or therapies profitably.

●	Ongoing health care legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

●	The license agreements we maintain are important to our business. If we or the other parties to our license agreements fail to adequately perform under the license agreements, or if we or they terminate the license agreements, the development, testing, manufacture, production and sale of our phage-based therapeutic product candidates would be delayed or terminated, and our business would be adversely affected.

●	We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

●	If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and/or royalties, and forced to defend against litigation.

●	We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

●	Changes in trade policy, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.

●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business.

●	Third-party relationships are important to our business. If we are unable to maintain our collaborations or enter into new relationships, or if these relationships are not successful, our business could be adversely affected.

●	Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent war with Hamas and other terrorist organizations from the Gaza Strip and other Middle Eastern countries.

●	Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

●	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants, pre-funded warrants and options or conversion of our Convertible Preferred Stock, which upon exercise or conversion may result in dilution to our security holders.

●	The market price of our Common Stock and other securities may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

●	Our success depends, in part, on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

BiomX expects to initiate a randomized, double blind, placebo-controlled, multi-center Phase 2b study in CF patients with chronic P. aeruginosa pulmonary infections in the second quarter of 2025. The study is designed to enroll approximately 60 patients randomized at a 2:1 ratio to BX004 or placebo. Treatment is expected to be administered via inhalation twice daily for a duration of 8 weeks. The study is designed to monitor the safety and tolerability of BX004 and is designed to demonstrate improvement in microbiological reduction of P. aeruginosa burden and evaluation of effects on clinical parameters such as lung function measured by FEV1 and patient reported outcomes. BX004 Phase 2b topline results are anticipated in the first quarter of 2026.

BiomX has been in communication with the FDA and additional regulatory agencies regarding the potential to use Real-World Evidence, or RWE, to explore the link between P. aeruginosa reduction and improved clinical outcomes. RWE is clinical evidence on the usage, benefits, or risks of a medical product derived from real-world data, which includes sources such as electronic health records, claims data, patient registries, wearable devices, and observational studies. We anticipate further discussion with the FDA and European Committee for Medicinal Products for Human Use, or CHMP, in 2025 to discuss our proposed plan to use RWE to support potential future regulatory filings.

BX211 – Treatment of Diabetic Foot Osteomyelitis (DFO)

BX211 is a phage therapy for the treatment of DFO associated with Staphylococcus aureus, or S. aureus. The personalized phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrating the potential benefit in treating osteomyelitis using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFO patient support our approach of using phage therapy to treat DFO.

The randomized, double-blind, placebo-controlled, multi-center phase 2 study investigating the safety, tolerability, and efficacy of BX211 for subjects with DFO associated with S. aureus enrolled 41 subjects randomized at a 2:1 ratio to BX211 or placebo. BX211 or placebo is designed to be administered weekly, by topical and intravenous, or IV route at week 1 and by the topical route only at each of weeks 2-12. Over the 12-week treatment period, all subjects will be treated in accordance with standard of care which includes antibiotic treatment as appropriate. Readout of study topline results is expected at week 13 evaluating healing of the wound associated with osteomyelitis, and is expected in the first quarter of 2025.

Non-CF Bronchiectasis, or NCFB

NCFB is a chronic, progressive inflammatory lung disease characterized by permanent dilation of the bronchi. Affecting over 1 million diagnosed patients across the US, Europe, and Japan (according to Weycker, Chron Respir Dis. 2017, Quint, European Respiratory Journal, 2016, Ringshausen, European Respiratory Journal, 2019, Henkle, Chest, 2018, Asakura, American Journal of Respiratory and Critical Care Medicine 2024, Insmed Commercial Presentation June 4th, 2024), NCFB is caused by multiple etiologies but manifests with similar debilitating symptoms, including chronic cough, sputum production, and recurrent infections. Chronic P. aeruginosa infections in NCFB patients are a main contributor to morbidity and mortality in this disease. In preclinical in vitro studies, BX004 was shown to be active against antibiotic resistant strains of P. aeruginosa and demonstrated the ability to penetrate biofilm, an assemblage of surface-associated microbial cells enclosed in an extracellular polymeric substance and one of the leading causes for antibiotic resistance.

Pending positive data of BX004 in our CF Phase 2b study, we will explore the feasibility of a Phase 2 study in NCFB as an additional indication for BX004.

National Institutes of Health, or NIH study in Cystic Fibrosis

We are supporting a study conducted by the NIH and The Antibacterial Resistance Leadership Group targeting P. Aeruginosa infections in CF patients under FDA emergency Investigational New Drug, or eIND, allowance. The Phase 1b/2, multi-centered, randomized, double-blind, placebo-controlled trial is assessing the safety and microbiological activity of a single IV dose of bacteriophage therapy in cystic fibrosis subjects colonized with P. aeruginosa.

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

Discontinued programs

BX005 – Treatment of Atopic Dermatitis, or AD

BX005 is our topical phage product candidate targeting Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in AD. S. aureus is more abundant on the skin of AD patients than on the skin of healthy individuals and on lesional skin than non-lesional skin. It also increases in abundance, becoming the dominant bacteria, when patients experience flares. By reducing the load of S. aureus, BX005 is designed to shift the skin microbiome composition to its ‘pre-flare’ state and potentially provide a clinical benefit. In preclinical in vitro studies, BX005 was shown to eradicate over 90% of strains, including antibiotic resistant strains, from a panel of S. aureus strains (120 strains isolated from skin of subjects from the U.S. and Europe). On April 8, 2022, the FDA approved the Company’s Investigational New Drug, or IND, application for BX005.

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

Manufacturing

We have developed manufacturing processes that utilize state-of-the-art industrial methods for the manufacturing of our product candidates. These processes are designed to comply with current Good Manufacturing Practice, or cGMP, with the appropriate scale to meet our clinical study needs, and to fulfill the requirements of regulators for human studies.

In February 2021, we consolidated our U.S. Good Manufacturing Practice, or GMP, manufacturing, testing and development into a 6,100 square feet space in our Gaithersburg facility and in March 2021, we moved into a new 6,500 square feet manufacturing facility in our headquarters, in Ness Ziona, Israel. Both facilities were designed to produce clinical quantities of our product candidates required for early-stage clinical development with compliance suitable for this stage of development and to support eIND. Currently, our use of these 2 facilities for GMP manufacturing has been put on hold while our in-house development activities continue to support our projects in other ways.

The Ness Ziona facility, which has currently been put on hold but can resume GMP manufacturing, consists of two suites for drug substance phage production/development as well as formulation and final drug product production rooms to support topical, oral, inhaled and injectable phage-based products in a liquid, cream, semi-solid or dry form. We no longer expect to use our Gaithersburg facility for manufacturing.

We currently operate a manufacturing model that combines in-house process development and testing with the flexibility to outsource to third-party development, manufacturing, testing, and logistics organizations, when needed. We maintain service agreements with multiple manufacturers, testing laboratories and a third-party logistics warehouse for product candidate distribution. These service agreements are generally short-term in nature and can be extended or renewed. As such, for BX004, we have engaged a third-party to supplement our in-house process development activities. We selected this organization based on its experience, capability, capacity and regulatory status. Manufacturing and development projects are managed by a team of internal staff who assure compliance with the technical aspects and regulatory requirements of the manufacturing process.

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

Patent portfolio

Our patent portfolio consists of owned patent applications, as well as both licensed and co-owned patent applications (that are also licensed). See “Risk Factors — Risks Related to our Licensed and Co-Owned Intellectual Property.” For some of these applications, prosecution has not started, and others are in the early stages of prosecution in the United States and in selected jurisdictions outside of the United States. We solely own eight patent families. We co-own one US patent family with Keio University in Tokyo, Japan, or Keio, one international patent family (United States, Australia, Canada, European Patent Office national filings) with Yeda Research and Development Company Limited, the technology transfer office of the WIS, or Yeda, and one international patent family (United States, Europe) with both Keio and Yeda. We have an exclusive license from Yeda and Keio for these co-owned patent applications. We have exclusive licenses from Yeda or Keio for the rest of the patents and patent applications in its portfolio.

A significant portion of our portfolio is directed to CF, as well as product candidates relevant to programs which we have stopped their development such as: AD, inflammatory bowel disease, or IBD, primary sclerosing cholangitis and colorectal cancer, or CRC, as well as to our bacterial target discovery and bacteriophage discovery technology platforms. Prosecution has yet to commence for most of the pending patent applications covering our product candidates. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO are often significantly narrowed by the time they issue, if they issue at all. We expect this to be the case with respect to our licensed and co-owned patent applications, described briefly below.

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

CF

We solely own two patent families (one at pre-PCT stage and a second in national phase stage in United States, Australia, Canada, European Patent Office, Japan and China) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat chronic Pseudomonas lung infections, especially common in CF patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

DFOAD

We solely own one patent family (United States, Australia, Canada, European Patent Office and Japan) containing claims directed to pharmaceutical compositions comprising combinations of bacteriophage to treat staphylococcus aureus infections, common in patients with DFO and in AD patients, methods of use for these bacteriophage combinations, and methods of identifying patients who will respond to these bacteriophage combinations. Any United States patents issuing from the pending application covering our lead bacteriophage combination in this program, if issued, are expected to expire in 2042. Patent term adjustments or patent term extensions could result in later expiration dates.

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

Certain of our current product candidates and future product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following. However, the new Trump administration may change or overhaul existing drug regulations, which would lead to additional time and money to comply with:

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

It is possible for Phase 1, Phase 2, Phase 3 and other types of clinical trials not to be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the tested biological product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, or the Data Safety Monitoring Board. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial.

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

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses and also meets the regulatory requirements for potency and purity. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA is a request for approval to market the biological product for one or more specified indications and must contain proof of safety, purity and potency. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy in the intended indication, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accept the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such a decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and 6 months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Orphan Drug Designation

Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation for a biological product must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to demonstrate clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if such clinical trials fail to verify the predicted clinical benefit or if the sponsor fails to conduct such trials in a timely manner.

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

Clinical Trials

Certain countries outside of the United States have a regulatory process similar to the U.S process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application, or CTA, must be submitted for each clinical trial in a centralized manner to the relevant national health authority and an independent ethics committee in each country in which the trial is to be conducted through a single EU portal for harmonized assessment, much like the FDA and an IRB, respectively. CTAs must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Regulation (and corresponding national laws of the member states) and further detailed in applicable guidance documents. Once the CTA is approved in accordance with the European Commission and each country’s requirements, the clinical trial may proceed. A similar process to the one described for the European Union is required in Israel for initiation of clinical trials. The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Under the centralized procedure, the CHMP, the main scientific committee established at the European Medicines Agency, or EMA, is responsible for conducting the scientific assessment of the future medicinal product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. The European Commission grants or refuses the marketing authorization, following a procedure that involves representatives of the member states. The European Commission’s decision is in accordance with the CHMP scientific assessment except in very rare cases.

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

For example, in the European Union, Regulation 141/2000 organizes the grant of orphan drug designations to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Economic Area (the European Union, plus Iceland, Liechtenstein and Norway), or EEA, (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized or, if a method exists, the product would be of significant benefit to those affected. The EMA’s Committee for Orphan Medicinal Products, or COMP, examines if the orphan criteria are met and gives opinions thereon, and the orphan status is granted by the European Commission. The meeting of the criteria for orphan designation is examined again by the COMP at the time of approval of the medicinal product, which typically occurs several years after the grant of the orphan designation. If the criteria for orphan designation are no longer met at that time, the European Commission withdraws the orphan status.

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

Material Agreements

License Agreements

License Agreement with Yeda

On June 22, 2015, BiomX Ltd. entered into a Research and License Agreement, with Yeda, or, as amended, the Yeda 2015 License Agreement, pursuant to which BiomX Ltd. received an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacturing, production and sale of microbiome-based therapeutic product candidates, including candidates specified in the agreement, which are used in our phage discovery platform, as well as patents, research and other rights to phage product candidates resulting from the work of the consultants identified in the agreement and further research conducted at the WIS which BiomX Ltd. funded.

In connection with this license, BiomX Ltd. agreed to pay a non-refundable license fee of $10,000 per year. In addition, BiomX Ltd. contributed an aggregate of approximately $2.0 million to the research budget agreed upon in the Yeda 2015 License Agreement. BiomX Ltd is also required to pay tiered royalties in the low single digits on net sales of products and diagnostic kits covered by the Yeda 2015 License Agreement, subject to reductions as described therein. The products and diagnostic kits covered by the license agreement include those directed to CF and any other indication that may be treated by phage-based therapies, as well as related technology platforms. If BiomX Ltd. sublicenses its rights under the Yeda 2015 License Agreement, BiomX Ltd. will be obligated to pay Yeda additional sublicense royalties expressed as a percentage of the sublicensing receipts described in the agreement received ranging from the mid-teens to the mid-twenties. BiomX Ltd. is obligated to pay filing and maintenance expenses in respect of patents licensed under the Yeda 2015 License Agreement. In connection with the Yeda 2015 License Agreement, BiomX Ltd. also issued certain ordinary shares which were subsequently converted to 193,406 shares of our Common Stock as part of the Business Combination as defined below under “Liquidity and Capital Resources”. In the event of certain mergers and acquisitions we are party to, we are obligated to pay Yeda an amount equivalent to approximately 1% of the consideration received under such transaction.

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

We may terminate the USN License Agreement upon 120 days’ written notice, and the USN may terminate the USN License Agreement if (i) the USN determines we are not executing the Commercial Development Plan, and cannot demonstrate progression towards practical application, (ii) the USN determines such termination is necessary to meet requirements for public use specified by U.S. federal regulations issued after the date of the USN License Agreement and not reasonably satisfied by us, (iii) in the event we willfully made a material false statement or omitted a material fact in our application for the USN License Agreement or any report required thereby, (iv) we commit a substantial material breach of the USN License Agreement that has not been remedied within 30 days of written notice, (v) we file for bankruptcy, become subject to bankruptcy proceedings, or assign the agreement without USN approval, or (vi) the agreement automatically terminates on May 1, 2025, unless a new agreement is executed. Upon termination, all rights to the Licensed Patents, USN Materials, and data revert to the USN.

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

The MTEC Grant Agreement

Industry and academia have entered into a Consortium Member Agreement to participate in the Medical Technology Enterprise Consortium, or MTEC, a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense, for the purpose of conducting research, development and testing in cooperation with the U.S. Government in an overall effort to improve Service member health and performance in diverse environments. In 2019, APT entered into a Base Agreement and Research Project Award, or, collectively, the Research Agreement, with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, and the U.S. Army Medical Research & Development Command, or USAMRDC, to advance personalized phage therapy from niche to broad use. Awards under the Research Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with MTEC. Under the cost reimbursement contract, MTEC reimburses APT for approved incurred costs that are based upon the achievement of certain milestones to support the development of personalized phage therapy. For the period between the Acquisition and December 31, 2024, APT received an aggregate of $3.5 million in grants from MTEC.

Employees

As of December 31, 2024, we had 52 full-time employees and 5 part-time employees. 17 of our employees have Ph.D. or M.D. degrees and 41 of our employees are currently engaged in research and development and clinical activities. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong.

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

Risks Related to Our Business, Technology and Industry

We are a clinical-stage company and have incurred losses since our inception. We anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with limited operating history compared to the long time it takes to develop phage based products. We have incurred losses in each year since BiomX Ltd.’s inception in 2015. As of December 31, 2024, our accumulated deficit was $180.7 million, and we expect to incur increasingly significant losses for the foreseeable future. Preclinical development and clinical trials and activities are costly. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development and clinical trials for our product candidates. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term. In addition, as a result of the Acquisition, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management.

For the years ended December 31, 2024 and 2023, we had losses from operations of $44.5 million and $25.3 million, respectively. We anticipate that the level of our expenses is expected to increase and will continue to be significant if and as we:

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us continue to comply with our obligations as a public company.

We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $18 million, and we have had recurring losses from operations and negative operating cash flows since inception. We will need to raise additional capital in the future to support our operations and product development activities. In the near term, we expect to continue to fund our operations and other development activities relating to additional product candidates from the cash held by us, governmental and other grants and through future equity and debt financing. We have explored and raised funds in multiple manners since our inception. For instance we filed in December 2023 a shelf registration statement on Form S-3 that was subsequently declared effective by the SEC and entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the ATM Agreement. On February 24, 2025, we suspended the ATM Agreement. Furthermore, on March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private placement of $50 million in consideration of 216,417 shares of our Series X non-voting convertible preferred stock, par value $0.0001 per share, with each such convertible preferred stock being convertible into 100 shares of our shares of Common Stock and warrants, or Private Placement Warrants, to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock. Most recently, on February 27, 2025, we completed a registered direct offering and a concurrent private placement. Additionally, certain warrant holders agreed to exercise their warrants following our agreement to reduce the exercise price. Through these transactions, we generated approximately $12 million in proceeds. We anticipate conducting additional capital raises in the future. If we enter into a collaboration for one or more of our current or future product candidates at an earlier development stage, the terms of such a collaboration will likely be less favorable than if we were to enter the collaboration in later stages or if we commercialized the product independently. If we raise additional funds through equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights or cause significant dilution to our stockholders. If we raise additional capital through debt financing, it would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights.

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

Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, or a bear market, or recession, ensues in the U.S. stock market, or the markets are negatively impacted by factors such as Israel’s war with Hamas and Hezbollah, the Russian invasion of Ukraine and the resulting world sanctions on Russia, Belarus, and related parties or other sources of geopolitical uncertainty and instability, our operating results and liquidity could be affected adversely by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may decline.

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

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have concluded that there is substantial doubt about our ability to continue as a going concern. We have accumulated a deficit of $180.7 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. As of December 31, 2024, we had $18 million in cash and cash equivalents.

We believe our cash and cash equivalents on hand, including the cash raised in the February 2025 Financing, as described under “Liquidity and Capital Resources” in Item 7 of this Annual Report, will be sufficient to meet our working capital and capital expenditure requirements into the first quarter of 2026. Our continuation as a going concern is dependent upon many factors, including our ability to raise additional funds, the success of our clinical trial for CF and DFO and our ability to repay our obligations when due. We cannot be sure that we will be able to obtain any future funding, and any such funding we may obtain may not be sufficient to finance our operations. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the time and cost of development. To our knowledge, as of the date of this Annual Report, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

We are developing our drug product candidates with phage technology. We have not, nor to our knowledge has any other company, received regulatory marketing approval from the FDA, or equivalent foreign regulatory agencies for a drug product based on this approach (phage technology). While in vitro and in vivo studies have characterized the behavior of phage in cell cultures and animal models and there exists a body of literature regarding the use of phage therapy in humans, the safety and efficacy of phage therapy in humans has not been extensively studied in well-controlled modern clinical trials. Most of the prior research on phage-based therapy was conducted in the former Soviet Union prior to and immediately after World War II and lacked appropriate control group design or lacked control groups at all. Furthermore, the standard of care has changed substantially during the ensuing decades since those studies were performed, diminishing the relevance of prior claims of improved cure rates. Any product candidates that we develop may not demonstrate in patients the therapeutic properties ascribed to them in laboratory and other preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. We cannot be certain that our approach will lead to the development of approvable or marketable drug products. Furthermore, the bacterial targets of phage may develop resistance to our product candidates over time, which we may or may not be able to overcome with the development of new phage cocktails or we may not be able to construct a cocktail with sufficient coverage of our target pathogen universe.

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

General economic, political, demographic and business conditions worldwide, including geopolitical uncertainty and instability, such as the Israel’s war with Hamas and Hezbollah and the Russia-Ukraine conflict, might adversely affect our business, through indirect disruption to our supply chain, harming our ability to raise funds at terms acceptable to us among other affects. We may further experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Changes in trade policy, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.

The U.S. and various foreign governments have established certain trade and tariff requirements. From time to time, the U.S. government has indicated a willingness to revise or renegotiate tariffs on certain goods imported into the U.S. Since we rely on certain components from certain countries in the European Union, such steps, if adopted, could adversely impact our business, increase our costs, and make our products less competitive.

On February 1, 2025, President Trump announced a 10% additional tariff on imports from China and has expressed the possibility of imposing tariffs on imports from the European Union and India. In addition, on February 13, 2025, President Trump announced a plan to establish reciprocal tariffs with nations that impose tariffs on U.S. products, and directed relevant segments of the U.S. government to assess harm of non-reciprocal trade arrangements and to generate a report of that assessment within 180 days. Reciprocal tariffs may be imposed prior to completion of the report. There also have been statements by the Trump administration regarding a 25% tariff on pharmaceutical products. For the year ending December 31, 2025, we estimate the impact of tariffs currently imposed on our imports from China will not be material. We are unable to estimate the impacts of any tariffs that have not yet been imposed by the U.S. government.

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

The process of obtaining regulatory approvals for therapeutic indications, both in the United States and in other countries, is expensive, may take many years if additional clinical trials are required, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and equivalent foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. There is uncertainty around new budget and staffing cuts imposed by the Trump administration on the FDA, which may affect the timely development, approval and commercialization of new drugs. Also, the Trump administration may change or overhaul existing drug regulations, which would lead to additional time and money to comply with. Furthermore, the Trump administration’s tariffs could raise the cost of the clinical operations or affect the supply chains. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Preclinical studies of our product candidates, such as BX004 and BX211, including studies in animal disease models may not accurately predict the safety of the product candidate such that further human clinical trials would be allowed to proceed. In particular, promising preclinical testing suggesting the potential efficacy of prototype phage products may not predict the ability of these products to address conditions in the human clinical settings. For example, while we have studied phage activity in vitro and in vivo, these results may not be replicated when our phage cocktails are administered to human subjects. Despite promising data in any preclinical studies, our phage technology may be found not to be efficacious when studied in clinical trials.

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

We have experienced and may continue to experience difficulties in enrolling patients in our clinical trials, including recently with respect to enrollment in our DFO phase 2 study, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. In addition, potential patients for our trials may not be adequately diagnosed or identified with the diseases that we are targeting or may not meet the entry criteria for our studies.

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

In 2019, we established our own manufacturing facility at our headquarters in Ness Ziona, Israel and we have executed cGMP manufacturing for our first in human clinical study. In March 2021, we moved into a new manufacturing facility at our headquarters in Ness Ziona, Israel. During 2024, the use of the manufacturing facility was put on hold as part of the Company strategic decision and clinical trial material was transferred to an outsourced company. We have the option to return our own facility to full GMP activity if needed and subject to sufficient funding. In that case, we may need to fund additional modifications to our manufacturing process and conduct additional validation studies. As a backup we believe that we can find alternative manufacturing facilities. Each of the options above might result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we spent significant time and resources developing BX005, which we discontinued.

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

Our limited operating history compared to the long time it takes to develop phage based products may make it difficult to evaluate the success of our business to date and to assess our future viability.

Since inception in 2015, BiomX Ltd. has devoted substantially all of its resources to developing product candidates with phage technology through its preclinical programs, building its intellectual property portfolio, developing a supply chain, planning its business, raising capital and providing general and administrative support for these operations. Such development efforts take very long periods of time before they can be proved successful. We have not yet demonstrated our ability to successfully complete any clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Government Regulation and Government

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

Disruptions at the FDA and other government agencies and entities, such as the U.S. Department of Defense, caused by funding shortages global health concerns or other causes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Any material reductions in the ability of FDA to perform these and other functions may delay the development and approval of our product candidates. Recent actions by the Trump administration have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Reports indicate that 5,000 out of 80,000 employees have been terminated. Although we cannot be certain at this early stage, these terminations and others, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the Trump administration intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For instance, we have funded our research and development from grants, including grants from MTEC, a consortium working in partnership with the U.S. Department of Defense. In connection therewith, in 2019, APT entered into the Research Agreement, with the USAMRAA, and the USAMRDC, to advance personalized phage therapy from niche to broad use and have received awards under this agreement. Cost cutting of grants and other disruptions at the Department of Defense, the FDA and other regulatory authorities may also lengthen the time necessary for new drugs and biologics to be developed, reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business, or require us to obtain alternative funding and other resources, if available.

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

Following the October 2023 attacks by Hamas terrorists in Israel’s southern border, Israel declared a war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies such as the Houthi movement in Yemen, armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting certain Syrian military assets, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although a ceasefire agreement has been reached with Lebanon (with respect to Hezbollah) there is no assurance that this agreement will be upheld. Military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Furthermore, the fall of the Assad regime in Syria may create additional geopolitical instability in the region.

In connection with the ongoing war against Hamas and Hezbollah and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including 5 employees, none of whom are management or key employees, who were called up for reserve service, of which 5 have since returned to work full time and their pre-war military reserve duty. So long as the war continues, our personnel may be called up for reserve service, whether for extended periods or periodically for short-term periods. Military service call ups that result in absences of personnel for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. As such, our product and business development activities remain on track. However, the intensity and duration of Israel’s current war is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Syria and the West Bank, our operations may be adversely affected.

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

The global perception of Israel and Israeli companies, influenced by actions by international judicial bodies, may lead to increased sanctions and other negative measures against Israel, as well as Israeli companies and academic institutions. There is also a growing movement among countries, activists, and organizations to boycott Israeli goods, services and academic research or restrict business with Israel, which could affect business operations. If these efforts become widespread, along with any future rulings from international tribunals against Israel, they could negatively impact our business operations.

Finally, political conditions within Israel may affect our operations. Prior to October 7, 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. Since October 7, 2023, these initiatives have been put on hold; however, the Israeli government has recently renewed its efforts to effect such changes. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

As of the date hereof, we currently have 50 full-time employees, of which 41 are located in Israel, including 3 members of our senior management. Certain of our employees and consultants in Israel, including members of our senior management, may be obligated to perform military reserve duty generally until they reach the age of 40 (or older, for officers or other citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our officers, directors, employees and consultants. Such disruption could materially adversely affect our business and operations.

The Israeli government grants we have received for research and development expenditures restrict our ability to manufacture products and transfer technology outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received, together with interest and penalties.

Our research and development efforts have been financed, in part, through the grants that we have received from the Israeli Innovation Authority, or the IIA. We therefore must comply with the requirements of Israel’s Law for the Encouragement of Research and Development in Industries, or the Research Law. For the year ended December 31, 2024 no grants were recorded. For the year ended December 31,2023, we recorded grants totaling $1.0 million from the IIA which represented 7.3% of our gross research and development.

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

Through December 31, 2024, we had received an aggregate of $8.0 million in the form of grants from the IIA. BiomX Ltd. originated within the FutuRx IIA supported incubator, with primary funding through 2017 coming from IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval. As long as the manufacturing of our product candidates takes place in Israel and no technology funded with IIA grants is sold or out licensed to a non-Israeli entity, the maximum aggregate royalties paid generally would not exceed 100% of the grants made to us, plus annual interest equal to the 12-month Secured Overnight Financing Rate, or SOFR, applicable to dollar deposits, as published on the first trading day of each calendar year. As of December 31, 2024, the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $8.3 million. As part of funding our current and planned product development activities, we may submit follow-up grant applications for additional grants.

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

Our proceeds from sales of our securities are generally received in U.S. Dollars. Our headquarters are located in Israel, where the majority of our general and administrative expenses and research and development costs are incurred in the New Israeli Shekel, or NIS. Future expenses may be incurred in foreign currencies such as the Euro or British Pound. As a result, our financial results may be affected by fluctuations in the exchange rates of currencies in the countries. For example, during 2024, we witnessed a weakening of the average exchange rate of the NIS against the U.S. Dollar, which decreased the U.S. Dollar value of Israeli expenses. If the NIS weakens against the U.S. Dollar, as it did in 2024 and 2023, the U.S. Dollar value of our Israeli expenses, mainly personnel and facility-related, will decrease. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. However, these foreign exchange contracts are not designated as hedging instruments for accounting purposes and they may not be effective. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance that fluctuations in the future will not have a material adverse effect on our operating results and financial condition.

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

We currently rely on outside vendors to supply raw materials and other important components, such as lab equipment. Additionally, our clinical trial material is being manufactured by an outsourced contract manufacturing operation as our current GMP facility was put on hold. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as it works to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

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

We have limited experience manufacturing our product candidates for purposes of clinical trials for therapeutic indications or for non-therapeutic clinical studies or trials. We opened our own manufacturing facility at our headquarters in Ness Ziona, Israel in 2019, but it has currently been put on hold. We cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

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

As of December 31, 2024, we had warrants outstanding to purchase an aggregate of up to 12,296,430 shares of Common Stock with a weighted average exercise price of $4.34, or collectively, the Outstanding Warrants, in each case subject to adjustment. To the extent such Outstanding Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

In addition, as of December 31, 2024, we had outstanding vested and unvested options to purchase 2,002,365 shares of our Common Stock. To the extent any of these options are exercised, additional shares of Common Stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders.

As of March 20, 2025, and following the February 2025 SPA (as defined below), we had warrants outstanding to purchase an aggregate of up to 14,391,386 shares of Common Stock with a weighted average exercise price of $2.97.

We may issue additional options, warrants and shares of preferred stock in the future. Furthermore, the issuance of additional shares of our Common Stock upon exercise of such securities, as applicable, will result in dilution to the then existing holders of Common Stock and could also have an adverse effect on the market price of our Common Stock.

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

Our Common Stock trades on NYSE American, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade "for a substantial period of time at a low price per share" or fail to meet stockholders equity requirements, among other requirements, the NYSE American may issue a non-compliance letter or initiate delisting proceedings. If our Common Stock is delisted, we could face significant material adverse consequences, including:

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

Additionally, market prices for securities of biotechnology companies historically have been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons unrelated to the operating performance of any one company. Furthermore, our business may be adversely impacted by risks, or the public perception of the risks, related to a pandemic or other health crisis, or as a result of the Israel’s war with Hamas and Hezbollah or the Russian invasion of Ukraine and the resulting world sanctions on Russia, Belarus, and related parties. A significant outbreak of contagious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn.

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

Our vice president of operations is responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

The Audit Committee is responsible for reviewing our policies with respect to cybersecurity risks and relevant contingent liabilities and risks that may be material to the Company, including risks from third parties and business partners. The Audit Committee receives updates from management with respect to risks from cybersecurity threats. Such updates cover the Company’s information technology security program, including its current status, capabilities, changes during the last quarter, objectives and plans, as well as the evolving cybersecurity threat landscape.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Ness Ziona, Israel. Our facility comprises 28,610 square feet of office and laboratory space, which includes a 6,500 square foot manufacturing area. The lease agreement expires in November 2025, with an option to extend the term by five years. This facility has been designed with the capacity to produce clinical quantities of our product candidates required for clinical development. In August 2022, BiomX Israel entered into a sublease agreement for a portion of its office space in Ness Ziona, Israel. The sublease agreement ended in September 2024.

In addition to our premises in Israel, we are leasing a 25,894 square feet facility of office and laboratory space in Gaithersburg, Maryland, including 6,100 square feet manufacturing facility. The lease agreement expires in July 2034, with an option to terminate in February 2029, subject to 12 months’ notice and early termination fee. In December 2024, we decided to cease the use of the property in Gaithersburg, Maryland and made it available for sublease.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Common Stock are traded on NYSE American under the symbol PHGE.

Holders of Record

As of March 20, 2025, there were 24,966,053 issued and outstanding shares of our Common Stock held by 77 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors, or the Board, at such time. Further if we incur indebtedness, our ability to declare dividends may be further limited by restrictive covenants we may agree to in connection therewith.

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

Since BiomX Ltd.’s inception in 2015, we have devoted substantially all our resources to organizing and staffing our company, raising capital, acquiring rights to or discovering product candidates, developing our technology platforms, securing related intellectual property rights, and conducting discovery, research and development and clinical activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. As we advance our product candidates, we expect our expenses to remain significant. To date, we have funded our operations with proceeds from sales of our Common Stock, preferred shares and warrants, governmental grants, collaboration agreements and debt. As of December 31, 2024, we received gross proceeds of approximately $204 million from sales of our securities. In addition, as of December 31, 2024, we received $13.7 million from our collaboration agreements and grants from the IIA and MTEC.

In addition, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend on the successful development of, the receipt of regulatory approval for, and eventual commercialization of one or more of our product candidates. Our net losses were approximately $17.7 million and $26.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $180.7 million and expect that for the foreseeable future we will continue to incur significant expenses as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with in-licensing or acquiring additional product candidates.

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

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $18 million. Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, as we believe our cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements only into the first quarter of 2026 as discussed further below under “Liquidity and Capital Resources”.

On March 6, 2024 we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 916,497 shares of BiomX Common Stock, 40,470 Redeemable Convertible Preferred Shares, convertible into 4,047,000 shares of BiomX Common Stock, and warrants, or the Merger Warrants, exercisable for 216,650 shares of BiomX Common Stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX. The Merger Warrants are exercisable at any time after July 9, 2024 at an exercise price of $50.00 per share and will expire on January 28, 2027.

Concurrently with the consummation of the Acquisition, BiomX consummated the March 2024 PIPE, with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 shares of Redeemable Convertible Preferred Shares, convertible into an aggregate of up to 21,641,700 shares of BiomX Common Stock, and (ii) Private Placement Warrants, to purchase up to an aggregate of 10,820,850 shares of BiomX Common Stock, at a combined purchase price of $231.10 per share of Redeemable Convertible Preferred Shares and an accompanying Private Placement Warrant to purchase 500 shares of BiomX Common Stock. The Private Placement Warrants are exercisable at any time after July 9, 2024, at an exercise price of $2.31 per share, and will expire on July 9, 2026.

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

On July 9, 2024, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-10 at such time as the Board shall determine, in its sole discretion, at any time before July 9, 2025. On August 8, 2024, the Board approved a 1-for-10 Reverse Stock Split of the Company’s shares of Common Stock, or the Reverse Stock Split. On August 20, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Split, which became effective on August 26, 2024, or the Effective Date. The Company’s Common Stock began trading on a Reverse Stock Split-adjusted basis on the NYSE American at the open of the markets on the Effective Date. Unless otherwise indicated, all issued and outstanding shares amounts in this Annual Report have been adjusted to reflect the Reverse Stock Split for all periods presented. Proportional adjustments also were made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

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

Operating Expenses

Research and Development Expenses, net

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred, offset by the IIA and MTEC grants and, to a lesser degree, income from research and development collaboration agreements. These expenses include:

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

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2024	2023
	USD In thousands
BX004	10,495	8,853
BX211	2,239	-
Salaries and related benefits (including stock-based compensation)	8,006	6,004
Depreciation	1,488	782
Rent and related expenses	3,900	905
Infrastructure & other unallocated or R&D expenses	1,123	2,491
Less grants from the IIA and MTEC and consideration from collaboration agreements	(2,588)	(2,337)
Total research and development expenses, net	24,663	16,698

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expenses for personnel in executive, finance, corporate, business development and administrative functions. General and administrative expenses also include legal fees relating to corporate and securities matters; professional fees for accounting, tax and audit services; insurance costs; travel expenses; and facility-related expenses, including rent, as well as operating related costs.

We anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance, directors’ and officers’ insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will increase our general and administrative expenses in the future. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Impairment of Goodwill, Intangible Asset and long-lived assets

Goodwill and Intangible Asset

In connection with our acquisition of APT, we allocated a portion of the purchase price to goodwill and in-process research and development (“IPR&D”) intangible asset. During the third and fourth quarters of 2024, we experienced a decline in our stock price resulting in market capitalization being less than our stockholders’ equity, which we concluded as an impairment indicator. As a result, we performed a quantitative assessment for goodwill and IPR&D impairment and recognized an impairment charge of $0.8 million and $3.2 million, respectively.

Long-lived assets

In December 2024, we decided to cease the use of the property in Gaithersburg, Maryland and made it available for sublease. As a result, we performed an impairment assessment of the right-of-use asset and related leasehold improvements and recognized an impairment charge of $4.0 million.

Other income

Other income consists of a reversion of the contract liability associated with the AD program which has been paused and proceeds from sub-leasing a portion of our office space in Ness Ziona, Israel, which sub-lease ended in September 2024.

Interest expenses

Interest expense consists of interest incurred under a Loan and Security Agreement with Hercules Capital, Inc., or the Hercules Loan Agreement. Under the Hercules Loan Agreement, Hercules Capital, Inc., or Hercules, provided the Company with access to a term loan with an aggregate principal amount of up to $30 million, or the Term Loan Facility. On March 19, 2024, we prepaid all of the remaining loan balance under the Term Loan Facility in a total amount of $10.4 million. The prepayment included an end of term charge of $983 thousand and accrued interest of $69 thousand.

Income from change in fair value of Private Placement Warrants

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

Financial expenses, net

Financial expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on our bank deposits and money market funds.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
	USD in thousands
R&D expenses, net	24,663	16,698
General and administrative expenses	11,776	8,650
Goodwill impairment	801	-
IPR&D impairment	3,237	-
Long-lived assets impairment	4,046	-
Operating loss	44,523	25,348
Other income	(2,143)	(357)
Interest expenses	873	2,404
Finance expense (income), net	919	(1,249)
Income from change in fair value of Private Placement Warrants	(26,458)	-
Tax expenses	13	23
Net Loss	17,727	26,169

R&D expenses, net (net of grants received from the IIA and MTEC, and consideration from research collaborations) were $24.7 million for the year ended December 31, 2024, compared to $16.7 million for the year ended December 31, 2023. The increase of $8.0 million, or 48%, in the year ended December 31, 2024 compared to the prior year, is primarily due to the following:

●	an increase of $1.6 million primarily reflects expenses related to preparations for Phase 2b in the clinical trial of our CF product candidate, BX004;

●	an increase of $2.2 million in expenses relating to the clinical trial of our DFO product candidate, BX211; and

●	increased expenses of $1.9 million and $3.0 million relating to the combined workforce and rent expenses, respectively, following the Acquisition, respectively.

We recorded $2.6 million of MTEC grants and no IIA grants for the year ended December 31, 2024, compared to $1.1 million of IIA grants and $1.3 million of consideration from research collaborations for the year ended December 31, 2023.

General and administrative expenses were $11.8 million for the year ended December 31, 2024, compared to $8.7 million for the year ended December 31, 2023. The $3.1 million increase, or 36%, is primarily driven by Acquisition-related expenses, including $0.9 million in issuance costs and $0.4 million in legal fees associated with both the Acquisition and the March 2024 PIPE. Additionally, the increase reflects higher salary and share-based compensation expenses of $0.9 million related to the combined workforce, as well as $0.3 million in rent expenses following the Acquisition.

Goodwill impairment was $0.8 million for the year ended December 31, 2024, following an impairment of the Company’s goodwill resulted from the Acquisition. We had no goodwill impairment in the year ended December 31, 2023.

IPR&D impairment was $3.2 million for the year ended December 31, 2024, following our quantitative assessment for IPR&D impairment. We had no IPR&D impairment in the year ended December 31, 2023.

Long-lived assets impairment was $4.0 million for the year ended December 31, 2024, after evaluating the right-of-use asset and related leasehold improvements following our decision to cease the use of the property in Gaithersburg, Maryland and make it available for sublease. We had no long-lived assets impairment in the year ended December 31, 2023.

Other income was $2.1 million for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023. The increase of $1.7 million, or 425%, is primarily due to the reversion of the contract liability associated with the Company’s AD program which has been suspended.

Interest expenses were $0.9 million for the year ended December 31, 2024, compared to $2.4 million for the year ended December 31, 2023. The decrease of $1.5 million, or 63%, is due to the full repayment of the loan under the Hercules Loan Agreement.

Finance expense, net was $0.9 million for the year ended December 31, 2024, compared to finance income of $1.2 million for the year ended December 31, 2023. The increased expenses of $2.1 million, or 175% resulted mainly from the Private Placement Warrants transaction costs under the March 2024 PIPE.

Income from change in fair value of Private Placement Warrants reflects the revaluation that resulted from the accounting of the Private Placement Warrants issued under the March 2024 PIPE.

Liquidity and Capital Resources

Sources of Liquidity

We have never generated any revenue from sales of our products and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our Common Stock, preferred shares and warrants, venture debt, IIA and MTEC grants and funds from collaboration agreements and through the business combination between Chardan Healthcare Acquisition Corp., a special purpose acquisition company, and BiomX Ltd. (the “Business Combination”), pursuant to which Chardan Healthcare Acquisition Corp. changed its name to BiomX Inc. Through December 31, 2024, we had received gross cash proceeds of approximately $204 million from sales of our Common Stock and preferred shares and $13.7 million from our collaboration agreements and grants from the IIA and MTEC.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

In December 2020, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC Jefferies, pursuant to which we could issue and sell shares of our Common Stock having an aggregate offering price of up to $50 million from time to time through Jefferies. We were not obligated to make any sales of Common Stock under the Sale Agreement. Through December 31, 2023, we sold an aggregate of 98,339 shares of Common Stock pursuant to the Sale Agreement for aggregate gross proceeds of $5.8 million. We terminated the Sale Agreement on December 7, 2023.

On August 16, 2021 we entered into the Hercules Loan Agreement with Hercules, with respect to a venture debt facility. Under the Hercules Loan Agreement, Hercules provided us with access to a term loan with an aggregate principal amount of up to $30 million, available in three tranches, subject to certain terms and conditions. The first tranche of $15 million was advanced to us on the date the Hercules Loan Agreement was executed. The milestones for the second and third tranches were not reached and have expired and accordingly we never received additional amounts under the Hercules Loan Agreement. We were required to make interest-only payments through March 1, 2023, and we were required to repay the principal balance and interest in monthly installments through September 1, 2025. On March 19, 2024, we voluntarily prepaid the outstanding amount under the Hercules Loan Agreement and such agreement expired.

On February 22, 2023, we entered into a securities purchase agreement to issue and sell an aggregate of 1,599,746 shares of our Common Stock and 1,461,072 pre-funded warrants, or the February 2023 Pre-Funded Warrants, and collectively, the February 2023 Securities, at a price of $2.45 per share and $2.44 per Pre-Funded Warrant, through a private placement pursuant to an exemption from registration requirements under the Securities Act, or the February 2023 PIPE, for net proceeds of approximately $7.2 million, after deducting issuance costs of $0.3 million. As of December 31, 2024, 533,031 February 2023 Pre Funded Warrants were exercised into 533,031 shares of Common Stock for a total consideration of $6 thousand at an exercise price of $0.01 per share of Common Stock, and 928,041 February 2023 Pre-Funded Warrants were exercised into 925,607 shares of Common Stock through cashless mechanism with no consideration. As of December 31, 2024, there are no outstanding February 2023 Pre-Funded Warrants.

In December 2023, pursuant to a shelf registration statement on Form S-3 declared effective by the SEC on January 2, 2024, or the Effective S-3, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the ATM Agreement. On February 24, 2025, we suspended the ATM Agreement and the related continuous offering by us under the Effective S-3. We may resume use of the ATM Agreement in the future.

In February and May, 2023, subsequent to the approval of the Company’s stockholders, we completed the closing of the February 2023 PIPE, as defined below, with $7.5 million in gross proceeds. Additionally, on March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private placement, or the March 2024 PIPE, pursuant to an exemption from registration requirements under the Securities Act, with certain investors pursuant to which such investors purchased an aggregate of 216,417 shares of our Series X non-voting convertible preferred stock, par value $0.0001 per share, or the Convertible Preferred Stock, with each Convertible Preferred Stock being convertible into 100 shares of our shares of Common Stock, after giving effect to the Reverse Split, and warrants, or Private Placement Warrants, to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately $50 million.

On February 25, 2025, we entered into a Securities Purchase Agreement with certain investors, or the February 2025 SPA, pursuant to which we agreed to issue and sell, (i) in a registered direct offering, or the February 2025 Registered Direct Offering: (a) an aggregate of 2,828,283 shares of our Common Stock, and (b) pre-funded warrants, or the February 2025 Pre-Funded Warrants, to purchase up to an aggregate of 805,231 shares of Common Stock, or the February 2025 Pre-Funded Warrant Shares, and (ii) in a concurrent private placement, or the February 2025 PIPE, (a) unregistered pre-funded warrants, or the February 2025 Private Pre-Funded Warrants, to purchase up to an aggregate of 2,305,869 shares of Common Stock, or the February 2025 Private Pre-Funded Warrant Shares, and (b) unregistered warrants, or the February 2025 Common Warrants, and together with the February 2025 Private Pre-Funded Warrants, the February 2025 Private Warrants, to purchase up to an aggregate of 5,939,383 shares of Common Stock, or the February 2025 Common Warrant Shares, and together with the February 2025 Private Pre-Funded Warrant Shares, the February 2025 Private Warrant Shares. Each share of Common Stock (or February 2025 Pre-Funded Warrant in lieu thereof) and each February 2025 Private Pre-Funded Warrant is sold with an accompanying February 2025 Common Warrant. The combined effective purchase price of each share of Common Stock (or February 2025 Pre-Funded Warrant in lieu thereof) and accompanying February 2025 Common Warrant, and of each February 2025 Private Pre-Funded Warrant and accompanying February 2025 Common Warrant, is $0.9306. The gross proceeds to the Company from the February 2025 Registered Direct Offering and the February 2025 PIPE were $5.5 million, before deducting placement agent fees and other offering expenses payable by the Company. In addition, on February 25, 2025, we also entered into inducement letter agreements, or the Inducement Letter Agreements, with certain holders, or the Holders, of certain of their existing warrants to purchase an aggregate of 6,955,528 shares of Common Stock, originally issued to the Holders on March 15, 2024, having an original exercise price of $2.311 per share (after giving effect to the Reverse Split), or the Existing Warrants. The shares of Common Stock issued upon the exercise of the Existing Warrants are registered pursuant to the Effective S-3. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.9306 per share, or the February 2025 Warrant Exercise, in consideration of our agreement to issue new unregistered warrants, or the New Warrants, to purchase up to an aggregate of 6,955,528 shares of Common Stock at an exercise price of $0.9306 per share, or the New Warrant Shares. In connection with the February 2025 Warrant Exercise, we agreed that, in the event that any February 2025 Warrant Exercise would otherwise require the Company to issue a number of shares of Common Stock in excess of the number of shares of Common Stock that the Holder may acquire without exceeding the beneficial ownership limitations, or the Beneficial Ownership Limitation, set forth in the Existing Warrants (or, if applicable and at the Holder’s election, 9.99%) (such excess shares, the Excess Existing Warrant Shares), (i) the Company shall issue to the Holder the maximum number of Existing Warrant Shares that the Holder is entitled to receive without exceeding the Beneficial Ownership Limitation, as directed by the Holder, and (ii) in lieu of issuing any Excess Existing Warrant Shares, (x) the Existing Warrant shall automatically be amended and restated in its entirety as set in the Letter Agreement, or, following such amendment, the Amended and Restated Warrant. The gross proceeds to the Company from the February 2025 Warrant Exercise were $6.5 million prior to deducting placement agent fees and offering expenses. We refer to the February 2025 Warrant Exercise, February 2025 Registered Direct Offering and the February 2025 PIPE, as the February 2025 Financing.

We are subject to restrictions pursuant to the February 2025 Financing, including certain standstill periods preventing us from issuing any Common Stock or Common Stock equivalents or filing any registration statement or any amendment or supplement to any existing registration statement until 30 days after the later of (i) the date that the resale registration statement related to the February 2025 Financing is declared effective by the SEC and (ii) the date of the stockholder approval required in connection with the February 2025 Financing. We also agreed, subject to certain exceptions, not to effect or agree to effect any variable rate transaction until 90 days after the later of (i) the date that the resale registration Statement is declared effective by the SEC and (ii) the stockholder approval. Following such restrictions and subject to applicable securities law limits, we may continue to sell shares under the ATM Agreement and otherwise to use our shelf registration statement to raise additional funds from time to time. We may also raise funds privately, as we did in February 2023, the March 2024 PIPE and the February 2025 PIPE. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as we believe that our current funds will be sufficient to meet our working capital and capital expenditure requirements only into the first quarter of 2026. In the future, we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as we did with the ATM Agreement and the Hercules Loan Agreement. If certain disruptions due to, for instance, Israel’s War with Hamas and Hezbollah, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2024	2023
	USD In thousands
Net cash used in operating activities	(36,979)	(21,286)
Net cash provided by investing activities	715	1,951
Net cash provided by financing activities	38,374	2,899
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	6
Net increase (decrease) in cash and cash equivalents	2,111	(16,430)

Operating Activities

During the year ended December 31, 2024, operating activities used $37.0 million of net cash, primarily due to a net loss of $17.7 million adjusted by non-cash charges of 16.3 million and a net change of $3.0 million in our operating assets and liabilities. Non-cash charges mainly consisted of $26.5 million related to income from change in fair value of the Private Placement Warrants, $2.0 million of income from change in contract liability resulting from pausing the Company’s AD program, $1.8 million related to stock-based compensation expenses, $1.8 million of depreciation and impairment charges of goodwill, IPR&D asset and long-lived assets of $0.8 million, $3.2 million and $4.0 million, respectively. Net changes in our operating assets and liabilities consisted primarily of an increase in trade account payables of $3.2 million and an increase in other account payables of $1.0 million, partially offset by a decrease in other current assets of $0.8 million and in net change in operating leases of $0.3 million.

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

Investing Activities

During the year ended December 31, 2024, investment activities provided net cash of $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

During the year ended December 31, 2023, investment activities provided net cash of $2.0 million, proceeds from withdrawal of short-term deposits of $2.0 million.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we recognize gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses (income), net. As of December 31, 2024, we had outstanding foreign exchange contracts in the amount of approximately $2.4 million with a fair value asset of $19 thousand. As of December 31, 2023, we had outstanding foreign exchange contracts in the amount of approximately $4.1 million with a fair value asset of $0.3 million.

Financing Activities

During the year ended December 31, 2024, financing activities provided net cash of $38.4 million, mainly consisting of the issuance of Convertible Preferred Shares and the Private Placement Warrants in the March 2024 PIPE in the amount of $20.4 million, net of issuance costs, and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million under the Hercules Loan Agreement.

During the year ended December 31, 2023, financing activities provided net cash of $3.0 million, mainly consisting of $7.2 million due to issuances of Common Stock under the February 2023 PIPE, net of issuance costs, partially offset by the repayment of long-term debt of $4.3 million under the Hercules Loan Agreement.

Contractual Obligations, Commitments and Contingencies

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In August 2019, we entered into a lease agreement for office and lab spaces in Gaithersburg, Maryland and in September 2020, we entered into a lease agreement for office and laboratory space in Ness Ziona, Israel.

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

Government Grants and Related Royalties

The Government of Israel, through the IIA, encourages research and development projects by providing grants. We may receive grants from the IIA at the rates that range from 20% to 50% of the research and development expenses, as prescribed by the research committee of the IIA. Through December 31, 2024, we had received an aggregate of $8.0 million in the form of grants from the IIA. BiomX Ltd was formed as an incubator company as part of the FutuRx incubator, and, until 2017, the majority of its funding was from IIA grants and funding by the incubator, which is supported by the IIA. We continued to apply for and receive IIA grants after we left the incubator. The requirements and restrictions for such grants are found in the Research Law. Under the Research Law, royalties of 3% to 3.5% on the revenue derived from sales of products or services developed in whole or in part using these IIA grants are payable to the Israeli government. We developed both of our platform technologies, at least in part, with funds from these grants, and, accordingly, we would be obligated to pay these royalties on sales of any of our product candidates that achieve regulatory approval.

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

As of December 31, 2024, no sales were generated and the balance of the principal and interest in respect of our commitments for future payments to the IIA totaled approximately $8.3 million, as compared to $7.9 million as of December 31, 2023. As part of funding our current and planned product development activities, we may submit follow-up grant applications for new grants.

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

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as we believe that our current funds will only be sufficient to meet our working capital and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through public or private sales of our equity, loans, milestone payments, possibly additional grants from the IIA, MTEC or other government or non-profit institutions and other outside funding sources. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market volatility resulting from Israel’s war with Hamas and Hezbollah, other armed conflicts such as in Ukraine or other disruptions, and market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. For more information regarding the risks related to our outlook, see “Risk Factors — Risks Related to Our Business, Technology and Industry.”

Foreign Exchange Contracts

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS. As of December 31, 2024 and 2023, we had outstanding foreign exchange contracts in the nominal amount of approximately $2.4 million and $4.5 million, respectively.

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

Intangible assets

We accounted for the acquisition of APT using the acquisition method of accounting, which required us to estimate the fair values of the assets acquired and liabilities assumed. This included acquired in-process research and development, or IPR&D, and goodwill. The IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon successful completion of the project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.

We test goodwill and IPR&D for impairment at least on an annual basis, on the last day of the third quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. We estimate the fair value of IPR&D assets using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales and developing appropriate discount rates.

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities are recorded as goodwill and IPR&D. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from intangible assets, their useful lives and discount rates. Our management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. See Note 1D to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

Private Placement Warrants fair value revaluation

We account for the Private Placement Warrants in accordance with the guidance contained in ASC 815 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liability at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants are valued using the Black-Scholes model.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the aforementioned evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was effective.

We are exempt from this requirement to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status under the Exchange Act as a non-accelerated filer as of the current time.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Grant of Bonuses

On March 24, 2025, the Board approved the payment of bonuses, payable in cash in amounts that equals to three-month salary for each of our Chief Executive Officer, Chief Financial Officer and Chief Development Officer, in the amounts of $102,000, $55,000 and $64,000, respectively. Upon payment of the bonuses, the non-statutory severance period for each of such officers, as agreed with the Company, will be shortened by three months.

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and member of the Board, as of March 25, 2025.

Name	Age	Position
Executive Officers
Jonathan Solomon	48	Chief Executive Officer and Director
Marina Wolfson	41	Chief Financial Officer
Dr. Merav Bassan	59	Chief Development Officer

Non-Employee Directors
Dr. Russell Greig(1)(2)(3)	72	Director and Chairman of the Board of Directors
Susan Blum(1)	53	Director
Dr. Jesse Goodman(3)	73	Director
Jonathan Leff(2)	56	Director
Gregory Merril (3)	59	Director
Dr. Alan Moses(2)	75	Director
Edward Williams(1)	68	Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

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

Directors

The biography of Mr. Solomon is set forth above under the header “Executive Officers.” The biographies of our non-employee directors are set forth below:

Dr. Russell Greig has served as a director and chairman of the Board of the Company since October 2019. Dr. Greig has more than 44 years of experience in the pharmaceutical industry, with knowledge and expertise in research and development, business development and commercial operations. He spent the majority of his career at GlaxoSmithKline, or GSK, where he held a number of positions including GSK’s President of Pharmaceuticals International from 2003 to 2008 and Senior Vice President Worldwide Business Development. From 2008 to 2010, Dr. Greig was also President of SR One, GSK’s corporate venture group. He is currently Chairman of, Nucleome Therapeutics (UK) and BiomX (NYSE). In addition, Dr. Greig previously served on the boards of Sanifit (Spain) (acquired by Vifor Pharma AG (SWX: VIFN), Tigenix N.V. (acquired by Takeda Pharmaceutical Company Limited), Ablynx N.V. (acquired by Sanofi, France) and Merus N.V. (Nasdaq: MRUS). He was previously Chairman of Syntaxin Ltd (UK) (acquired by Ipsen), Novagali Pharma S.A. (France) (acquired by Santen Pharmaceutical Co., Ltd.), and Isconova AB (Sweden) (acquired by Novavax, Inc. (Nasdaq: NVAX). He served as acting Chief Executive Officer at Genocea Biosciences (Nasdaq: GNCA) and Isconova AB for an interim period. He was also a member of the Scottish Scientific Advisory Committee, reporting to the First Minister of Scotland.

We believe that Dr. Greig’s qualifications to sit on our Board include his extensive board and leadership experience in business development and in drug research and development in the pharmaceutical industry.

Susan Blum has served as a director of the Company since April 2024. Ms. Blum is the Chief Financial Officer of Melinta Therapeutics, LLC, or Melinta, a company focused on the development and commercialization of innovative therapies for acute and life-threatening illnesses. Ms. Blum joined Melinta in 2016 as the company’s Controller, and then served as Vice President of Finance & Chief Accounting Officer prior to being appointed to the Chief Financial Officer position in 2021. Prior to joining Melinta, Ms. Blum served as Corporate Controller at Textura Corporation from 2013 to 2016, supporting the company’s IPO and transformation into a publicly-traded organization. Ms. Blum also served in leadership roles at Orbitz Worldwide, Inc. (NYSE: OWW) from 2011 to 2013 and at Facet Biotech Corporation and PDL BioPharma, Inc. (Nasdaq: PDLI) from 2004 to 2010, where she was responsible for such functions as external reporting and related compliance, technical accounting and internal controls over financial reporting. Ms. Blum began her career in public accounting at Ernst & Young, where she spent nearly seven years working with a diverse client base ranging from large, public international engagements to development-stage enterprises. Ms. Blum is a Certified Public Accountant, currently serves as a member of the BioNJ Cybersecurity Committee and holds a B.S. in Business Commerce from Santa Clara University.

We believe that Ms. Blum’s qualifications to sit on our Board include her executive leadership in both finance and accounting within the life sciences sector, and will provide our company with significant expertise.

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

Board Committees and Corporate Governance

Board Composition and Leadership Structure

As of March 25, 2025, the Board is comprised of eight members. The Board has a flexible policy with respect to the combination or separation of the offices of Chairman of the Board and Chief Executive Officer. Currently, Dr. Russell Greig serves as our independent Chairman, and Mr. Jonathan Solomon serves as our Chief Executive Officer. The Board believes that by having separate roles, the Chief Executive Officer is able to focus on the day-to-day business and affairs of the Company and the Chairman is able to focus on key strategic issues, board leadership and communication. While the Board believes this leadership structure is currently in the best interests of the Company and its stockholders, the Board also recognizes that future circumstances could lead it to combine these roles.

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

The members of the Audit Committee are Susan Blum, Dr. Russell Greig and Edward Williams, each of whom is an independent director under NYSE American’s listing standards and satisfies the additional independence requirements of Rule 10A-3 of the Exchange Act. Susan Blum is the Chairperson of the Audit Committee and is an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

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

In 2024, the Compensation Committee retained Aon Solutions UK Limited or Aon, an independent compensation consultant, to provide advice with respect to providing, and periodically updating, competitive market data for our executive officers and developing preliminary approaches to 2024 long-term incentive award guidelines. equity grants between newly hired and long-standing employees. Provided the updated materials to the Company.

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

Insider Trading Policy

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

The Company believes that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the last two fiscal years with respect to (i) our Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2024, and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(4)	Option Awards ($)(2)	All Other Compensation ($)(1)(3)	Total ($)(1)
Jonathan Solomon	2024	415,103	50,689	49,798	460,921	102,081	1,078,592
Chief Executive Officer	2023	412,135	201,234	-	404,174	100,998	1,118,541
Marina Wolfson	2024	179,905	-	-	124,854	46,793	351,552
Chief Financial Officer	2023	214,727	76,209	-	90,742	46,578	428,256
Dr. Merav Bassan	2024	265,809	31,833	31,273	130,859	73,208	532,982
Chief Development Officer	2023	264,105	101,145	-	153,218	72,463	590,931

(1)	All payments were originally made in NIS and were translated into USD using the annual average USD/NIS exchange rate for each fiscal year.

(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See note 12B to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal years ended December 31, 2024 and 2023. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the employee upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.

(3)	Amounts in this column represent additional payments for welfare benefits, disability insurance and other customary or mandatory social benefits to employees in Israel.

(4)	Amounts in this column represent the fair value of restricted stock units, or RSUs as of the date of grant thereof. The RSUs were fully vested upon grant and the underlying shares of common stock were issued on the grant date and are not subject to continued service to the Company. The fair value of the stock awards’ grant is the Company’s stock closing price as of the grant date, which was $0.99 per share.

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

RSU Awards

In September 2024, pursuant to our 2019 plan, we granted RSUs to four senior officers and one service provider. The RSUs were fully vested and issued on the grant date and are not subject to continued service to the Company.

Bonus Awards

We have an annual corporate and individual goal-setting and review process for our named executive officers that is the basis for the determination of potential annual bonuses. Each of our named executive officers is eligible for annual performance-based bonuses of up to a specific percentage of their salary, ranging from 40% to 50% subject to approval by the Board or the Compensation Committee. The performance-based bonus is tied to a set of specified corporate and/or individual goals and objectives reviewed and approved by the Board, such as clinical and development milestones, meeting budget and strategic goals, and we conduct an annual performance review to determine the attainment of such goals and objectives. Our management may propose bonus awards to the Board primarily based on such review process. The Compensation Committee makes the final determination of the achievement of both the specified corporate and strategic objectives and the eligibility requirements for and the amount of such bonus awards and recommends a bonus award payout to the Board for approval. For fiscal year 2024, bonuses were accrued following the completion of the March 2024 PIPE.

Employment Agreements

Below are descriptions of our employment agreements with our named executive officers.

Jonathan Solomon

Pursuant to an employment agreement dated February 1, 2016, by and between BiomX Israel and Mr. Solomon, as the Chief Executive Officer of BiomX Israel, as amended, Mr. Solomon is entitled to a base salary of NIS 100,000, or approximately $27,304, per month, and an additional gross payment of NIS 25,000, or approximately $6,759, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Mr. Solomon’s Salary).

BiomX Israel also makes customary contributions on Mr. Solomon’s behalf to a pension fund or a managers insurance company, at Mr. Solomon’s election, in an amount equal to 8.33% of his Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of the Salary in case Mr. Solomon is insured through a managers insurance policy, or 6.50% of Mr. Solomon’s Salary in case Mr. Solomon is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Mr. Solomon chooses to allocate his pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure him under a work disability insurance policy at the rate required to insure 100% of Mr. Solomon’s Salary and for this purpose will contribute an amount of up to 2.50% of Mr. Solomon’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are intended to be in lieu of statutory severance pay that Mr. Solomon would otherwise be entitled to receive from BiomX Israel in accordance with Severance Pay Law 5723-1963, or the Severance Pay Law. BiomX Israel also contributes 7.50% of Mr. Solomon’s monthly salary to a recognized educational fund. BiomX Israel also reimburses Mr. Solomon for automobile maintenance and transportation expenses of NIS 2,000, or $541 per month. Mr. Solomon is also entitled to non-statutory 12 months severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Mr. Solomon waives all claims and continues to comply with the other terms of his employment agreement. On March 24, 2025, the Board approved a cash bonus equal to three-months’ salary for Mr. Solomon on the account of existing personal non-statutory severance agreement. The cash payment is expected to be paid during April 2025. Following the payment, Mr. Solomon’s non-statutory severance will be reduced to nine months.

Marina Wolfson

Pursuant to an employment agreement dated December 1, 2019, by and between BiomX Israel and Ms. Wolfson, as amended, she serves as our Chief Financial Officer. Ms. Wolfson is entitled to a base salary of NIS 54,080, or approximately $14,620, per month, and an additional gross payment of NIS 13,520, or approximately $3,655, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Ms. Wolfson’s Salary).

BiomX Israel also makes customary contributions on Ms. Wolfson’s behalf to a pension fund or a managers insurance company, at Ms. Wolfson’s election, in an amount equal to 8.33% of Ms. Wolfson’s Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a managers insurance policy, or 6.50% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Ms. Wolfson chooses to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure her under a work disability insurance policy at the rate required to insure 75% of Ms. Wolfson’s Salary and for this purpose will contribute an amount of up to 2.50% of Ms. Wolfson’s Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Ms. Wolfson would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Ms. Wolfson’s monthly Salary (not to exceed NIS 15,712, or approximately $4,248) to a recognized educational fund. The Company reimburses Ms. Wolfson for automobile maintenance and transportation expenses of NIS 2,500, or approximately $676, per month. Ms. Wolfson is also entitled to non-statutory 9 months severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Ms. Wolfson waives all claims and continues to comply with the other terms of her employment agreement. On March 24, 2025, the Board approved a cash bonus equal to three-months’ salary for Ms. Wolfson on the account of existing personal non-statutory severance agreement. The cash payment is expected to be paid during April 2025. Following the payment, Ms. Wolfson’s non-statutory severance will be reduced to six months.

Dr. Merav Bassan

Pursuant to an employment agreement dated August 26, 2019, by and between BiomX Israel and Dr. Bassan, as the Chief Development Officer of BiomX Israel, as amended, Dr. Bassan is entitled to a base salary of NIS 62,800, or approximately $16,978, per month, and an additional gross payment of NIS 15,700, or approximately $4,244, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Dr. Bassan’s Salary).

BiomX Israel also makes customary contributions on Dr. Bassan’s behalf to a pension fund or a managers insurance company, at Dr. Bassan’s election, in an amount equal to 8.33% of Dr. Bassan’s Salary, allocated to a fund for severance pay, and an additional amount equal to 7.30% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a managers insurance policy, or 6.50% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Dr. Bassan chooses to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company shall also insure her under a work disability insurance policy at the rate required to insure 75% of Dr. Bassan’s Salary and for this purpose will contribute an amount of up to 2.50% of the Salary insured in such insurance policy for disability insurance in a policy and/or insurance company. These payments are in lieu of statutory severance pay that Dr. Bassan would otherwise be entitled to receive from BiomX Israel in accordance with the Severance Law. BiomX Israel also contributes 7.50% of Dr. Bassan’s monthly Salary to a recognized educational fund. The Company reimburses Dr. Bassan for automobile maintenance and transportation expenses of NIS 2,500, or approximately $676, per month. Dr. Bassan is also entitled to non-statutory 9 months severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with our past practice), provided that Dr. Bassan waives all claims and continues to comply with the other terms of her employment agreement. On March 24, 2025, the Board of Directors approved cash bonus equal to three-months’ salary for Dr. Bassan on the account of existing personal non-statutory severance agreement. The cash payment is expected to be paid during April 2025. Following the payment, Dr. Bassan’s non-statutory severance will be reduced to six months.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2024:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Solomon	11/13/2016	16,744	-	5.38	01/07/2027
	03/26/2017	18,214	-	2.75	03/26/2027
	05/22/2018	20,172	-	2.75	05/21/2028
	03/29/2019	28,471	-	2.75	03/29/2029
	03/25/2020	3,790	-	2.75	03/25/2030
	03/30/2021	3,750	250	2.75	03/30/2031
	03/29/2022	10,067	4,576	2.75	03/29/2032
	08/22/2022	5,625	4,375	0.66	08/22/2032
	03/01/2023	17,937	23,063	4.00	03/01/2033
	07/11/2024	-	380,500	3.63	07/11/2034

Dr. Merav Bassan	10/10/2019	19,000	-	2.75	10/10/2029
	03/30/2021	1,171	79	2.75	03/30/2031
	03/29/2022	4,910	2,233	2.75	03/29/2032
	08/22/2022	4,219	3,281	6.60	08/22/2032
	03/01/2023	4,375	5,625	4.00	03/01/2033
	07/11/2024	-	95,000	3.63	07/11/2034

Marina Wolfson	03/25/2020	948	-	2.75	03/25/230
	03/30/2021	820	55	2.75	03/30/2031
	03/29/2022	2,455	1,117	2.75	03/29/2032
	08/22/2022	4,219	3,281	6.60	08/22/2032
	03/01/2023	4,375	5,625	4.00	03/01/2033
	29/10/2023	1,495	4,485	2.75	10/29/2033
	07/11/2024	-	95,000	3.63	07/11/2034

(1)	Unless otherwise indicated, options vest and become exercisable as follows: 25% of the options on the first anniversary of the “vesting commencement date” (as defined in the applicable notice of option grant) and, thereafter, in 12 equal quarterly installments of 6.25% each.

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

In 2024, the Company granted options to directors according to the following structure: 17,600 options to continuing non-employee directors, 26,400 options (150% the mentioned grant) to newly appointed non-employee directors, and 35,200 options to the Chairman of the Board.

The following table sets forth information concerning compensation accrued or paid to our independent, non-employee directors during the year ended December 31, 2024 for their service on our Board. Mr. Jonathan Solomon, a director who is also our employee, received no additional compensation for his service as a director and is not set forth in the table below:

Name	Fees earned or paid in cash ($)	Option Awards(2)(3)	All other compensation	Total ($)
Dr. Russell Greig	101,262	55,330	-	156,592
Susan Blum	35,164	22,442	-	57,606
Michael Dambach(1)	8,757	-	-	8,757
Jesse Goodman	31,072	22,442	-	53,514
Jonathan Leff(5)	31,869	22,442	-	54,311
Jason Marks(1)	8,242	-	-	8,242
Greg Merril	31,072	22,442	-	53,514
Dr. Alan Moses	45,824	29,214	-	75,038
Lynne Sullivan(1)(4)	13,627	12,702	-	26,329
Edward Williams	40,975	19,856	-	60,831
	347,864	206,870	-	554,734

(1)	Effective as of March 15, 2024, the director resigned and no longer serves on the Board.

(2)	Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See note 12B. of the notes to Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of assumptions made by the Company in determining the grant date fair value of our option awards for the fiscal years ended December 31, 2023 and 2024. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Stock underlying such stock options.

(3)	As of December 31, 2024, we had outstanding grants to our non-executive directors aggregating 207,910 options of which 19,708 were exercisable or vested, as the case may be, as follows:

Name	Total of options granted	Total of options exercisable and vested
Russell Greig	53,740	12,456
Susan Blum	26,400	-
Jesse Goodman	26,400	-
Jonathan Leff	26,400	-
Gregory Merril	26,400	-
Dr. Alan Moses	26,870	6,227
Edward Williams	21,700	1,025
Total	207,910	19,708

(4)	Includes $2,500 paid to Ms. Sullivan in consulting fees following her resignation as a director of the Company.

(5)	Cash amounts owed to Mr. Leff for his service as a director were paid to Deerfield Management Company LP.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity incentive plans, the 2015 Plan, and the 2019 Plan. Although no shares of our Common Stock are available for future issuance under the 2015 Plan, the 2015 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2024, options to purchase 204,974 shares of our Common Stock remained outstanding under the 2015 Plan.

The 2019 Plan was adopted by the Board of Directors and approved by our stockholders in connection with the Business Combination. As of December 31, 2024, there were 5,818,677 shares of our Common Stock available for issuance under the 2019 Plan. The aggregate number of shares of our Common Stock available for issuance pursuant to the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2025, 727,066 additional shares of our Common Stock were made available for issuance pursuant to the 2019 Plan.

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2024, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – note 12B – Stock-Based Compensation.

	Equity Compensation Plan Information
	December 31, 2024
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,797,391	4.20	5,818,677
Equity compensation plans not approved by security holders	204,974	3.18	-
Total	2,002,365	4.09	5,818,677

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 20, 2025 (except as otherwise indicated) based on information obtained from the persons named below, with respect to the beneficial ownership of our Common Stock, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock; (ii) each of our named executive officers and directors; and (iii) all our executive officers and directors as a group. Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding Common Stock, and Schedules 13G or 13D filed with the SEC, as the case may be, and includes shares of our Common Stock which each beneficial owner has the right to acquire within 60 days of March 17, 2025. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. We have based our calculation of beneficial ownership on 24,966,053 shares of our Common Stock outstanding as of March 20, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Cystic Fibrosis Foundation(2)	2,494,109	9.99%
Nantahala Capital Management, LLC(3)	2,494,109	9.99%
Deerfield Healthcare Innovations Fund II, L.P.(4)	2,632,517	9.99%
OrbiMed Israel GP Ltd.(5)	1,847,565	7.38%
Alyeska Master Fund(6)	1,590,738	6.37%
AIGH Investment Partners, LP(7)	1,590,738	6.37%
Directors and Named Executive Officers
Jonathan Solomon(8)	184,054	*
Marina Wolfson(9)	17,087	*
Dr. Merav Bassan(10)	67,043	*
Susan Blum	—	—
Dr. Jesse Goodman	—	—
Dr. Russell Greig(11)	14,071	*
Jonathan Leff	—	—
Gregory Merril	—	—
Dr. Alan Moses(12)	7,582	*
Edward Williams(13)	1,537	*
All directors and executive officers as a group (10 persons)	291,374	1.17%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BiomX Inc., 22 Einstein St., 4th Floor, Ness Ziona 7414003, Israel.

(2)

Based on certain information made available to the Company and on the Schedule 13G/A filed with the SEC on March 4, 2025. Represents 2,494,109 shares of Common Stock and excludes (i) 1,308,800 shares of Common Stock issuable upon conversion of 13,088 shares of Series X Preferred Stock (subject to a 9.99% beneficial ownership limitation), (ii) 1,081,750 shares of Common Stock issuable upon exercise of the Private Placement Common Warrants (subject to a 9.99% beneficial ownership limitation), (iii) 1,174,859 shares of Common Stock issuable upon exercise of New Warrants (subject to a 9.99% beneficial ownership blocker). (iv) 375,399 shares of Common Stock issuable upon exercise of Amended and Restated warrants (subject to a beneficial ownership blocker, (v) 583,237 shares of Common Stock issuable upon exercise of Private Placement Pre-Funded Warrants (subject to a 9.99% beneficial ownership limitation) and (vi) 591,622 shares of Common Stock issuable upon exercise of Registered Pre-Funded Warrants (subject to a 9.99% beneficial ownership limitation). Such Private Placement Common Warrants, New Warrants and Private Placement Pre-Funded Warrants will only be exercisable following stockholder approval.

The address of Cystic Fibrosis Foundation is 4550 Montgomery Ave. Suite 1100N Bethesda, MD 20814.

(3)

Based on certain information made available to the Company and on the Schedule 13G filed jointly with the SEC on November 13, 2024, by Nantahala Capital Management, LLC, or Nantahala, Wilmot B. Harkey and Daniel Mack. Represents 2,494,109 shares of Common Stock. Excludes (i) 865,300 shares of Common Stock issuable upon exercise of New Warrants (subject to a beneficial ownership limitation of 9.99%), (ii) 424,191 shares of Common Stock issuable upon exercise of Private Placement Common Warrants (subject to a beneficial ownership limitation of 9.99%), (iii) 101,791 shares of Common Stock issuable upon exercise of Amended and Restated Warrants (subject to beneficial ownership limitations), (iv) 210,582 shares of Common Stock issuable upon exercise of Private Placement Pre-Funded Warrants (subject to a 9.99% beneficial ownership limitation), and (v) 213,609 shares of Common Stock issuable upon exercise of Registered Pre-Funded Warrants (subject to a 9.99% beneficial ownership limitation). Such Private Placement Common Warrants, New Warrants and Private Placement Pre-Funded Warrants will only be exercisable following stockholder approval.

As the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of the securities reported herein held by Nantahala. Nantahala, Mr. Harkey and Mr. Mack have shared dispositive power and voting power over the securities reported herein. The address of Nantahala. Nantahala, Mr. Harkey and Mr. Mack is 130 Main St, New Canaan, Connecticut 06840.

(4)

Based on certain information made available to the Company and on the Schedule 13D/A filed jointly with the SEC on March 3, 2025, by (i) Deerfield Private Design Fund V, L.P., or Deerfield Private Design V, (ii) Deerfield Mgmt V, L.P., or Deerfield Mgmt V, (iii) Deerfield Healthcare Innovations Fund II, L.P., or Deerfield HIF II, (iv) Deerfield Mgmt HIF II, L.P., or Deerfield Mgmt HIF II, (v) Deerfield Management Company, L.P., or Deerfield Management, and (vi) James E. Flynn, or collectively, Deerfield. Represents (i) 1,247,054 shares of common stock held directly by Deerfield Private Design V and Deerfield HIF II, or collectively, the Funds, and (ii) an aggregate of 1,385,463 shares of Common Stock issuable upon conversion of shares of Series X Preferred Stock (subject to a 9.99% beneficial ownership limitation) held directly by the Funds, and shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership limitation) that were exercisable as of March 20, 2025, or will become exercisable within 60 days thereafter, held by the Funds.

Excludes an aggregate of 5,146,706 shares of Common Stock issuable upon conversion of Series X Preferred Stock (subject to a 9.99% beneficial ownership limitation), and Common Stock issuable upon exercise of certain warrants. Some of such warrants will only be exercisable following stockholder approval or are subject to a 9.99% beneficial ownership limitation.

Mr. Flynn is the managing member of the general partner of each of Deerfield Mgmt V and Deerfield Mgmt HIF II and Deerfield Management. Deerfield Mgmt V is the general partner of Deerfield Private Design Fund V, L.P. Deerfield Mgmt HIF II is the general partner of Deerfield Healthcare Innovations Fund II, L.P. and Deerfield Management is the investment manager of each Fund. As a result, Deerfield Management and Mr. Flynn have shared voting power and shared dispositive power over the securities held by the Funds, Deerfield Mgmt V has shared voting power and shared dispositive power over the securities held by Deerfield Private Design V and Deerfield Mgmt HIF II shared voting power and shared dispositive power over the securities held by Deerfield HIF II. The address for Deerfield is 345 Park Avenue South, 12th Floor, New York, New York 10010.

(5)

Based on certain information made available to the Company and on the Schedule 13G/A filed jointly with the SEC on July 17, 2024, by OrbiMed Israel BioFund GP Limited Partnership, or OrbiMed BioFund, OrbiMed Israel GP Ltd., or OrbiMed Israel, Carl L. Gordon and Erez Chimovits. Represents (i) 1,787,765 shares of Common Stock held by OrbiMed Israel Partners Limited Partnership, or OIP, and (ii) an aggregate of 59,800 shares of common stock issuable upon conversion of Series X Preferred Stock held by OIP (subject to a 9.99% beneficial ownership limitation) and shares of common stock issuable upon exercise of certain warrants held by OIP (subject to a 9.99% beneficial ownership limitation) that were exercisable as of March 20, 2025, or will become exercisable within 60 days thereafter.

OrbiMed BioFund is the general partner of OIP and OrbiMed Israel is the general partner of OrbiMed BioFund. OrbiMed Israel exercises investment power over the securities held by OrbiMed BioFund through an investment committee comprised of Mr. Gordon and Mr. Chimovits. As a result, OrbiMed Israel, OrbiMed BioFund, Mr. Gordon, and Mr. Chimovits have shared voting power and shared dispositive power over the securities reported herein held by OIP. OrbiMed Israel, OrbiMed BioFund, Mr. Gordon, and Mr. Chimovits may be deemed directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of the securities held by OIP. The address of OrbiMed BioFund, OrbiMed Israel and Mr. Chimovits is 89 Medinat Hayehudim St. Building E Herzliya 4614001 Israel. The address of Mr. Gordon is 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(6)	Based on certain information made available to the Company. Represents 1,590,738 shares of Common Stock held by Alyeska Master Fund, or Alyeska, and excludes an aggregate of 725,338 shares of Common Stock issuable upon exercise of certain warrants (subject to a beneficial ownership limitation), as such warrants will only be exercisable following stockholder approval. The address of Alyeska is 77 W. Wacker, Suite 700, Chicago, IL 60601.

(7)	Based on certain information made available to the Company. Represents 1,590,738 shares of Common Stock held by AIGH Investment Partners, LP, or AIGH, and excludes an aggregate of 725,338 shares of Common Stock issuable upon exercise of certain warrants (subject to a beneficial ownership limitation), as such warrants will only be exercisable following stockholder approval. The address of AIGH is 6006 Berkeley Avenue, Baltimore, MD 21209.

(8)

Represents (i) 53,056 shares of Common Stock, (ii) 1,875 shares of Common Stock issuable upon exercise of certain warrants and (iii) certain options to purchase 129,123 shares of Common Stock that were vested as of March 20, 2025, or will vest within 60 days thereafter.

(9)	Represents (i) 375 shares of Common Stock, (ii) 281 shares of Common Stock issuable upon exercise of certain warrants and (iii) certain options to purchase 16,431 shares of Common Stock that were vested as of March 20, 2025, Date or will vest within 60 days thereafter.

(10)	Represents (i) 31,749 shares of Common Stock and (ii) certain options to purchase 35,294 shares of Common Stock that were vested as of March 20, 2025, or will vest within 60 days thereafter.

(11)	Represents (i) 375 shares of Common Stock, (ii) 281 shares of Common Stock issuable upon exercise of certain warrants and (iii) certain options to purchase 13,415 shares of Common Stock that were vested as of March 20, 2025, or will vest within 60 days thereafter.

(12)	Represents (i) 500 shares of Common Stock, (ii) 375 shares of Common Stock issuable upon exercise of certain warrants and (iii) certain options to purchase 6,707 shares of Common Stock that were vested as of March 20, 2025, or will vest within 60 days thereafter.

(13)	Represents certain options to purchase 1,537 shares of Common Stock that were vested as of March 20, 2025, or will vest within 60 days thereafter.

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

Dr. Russell Greig, Dr. Alan Moses, Mr. Edward Williams, Mr. Jonathan Leff, Dr. Jesse Goodman, Mr. Gregory Merril and Ms. Blum are our independent directors.

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

Other than compensation, termination, change in control and other arrangements, which are described in Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, our only related-person transactions since January 1, 2024 consisted of (i) a Securities Purchase Agreement we entered into on March 6, 2024 with certain investors, including CFF, Orbimed and Telmina Limited, or Telmina, each of which hold more than 5% of our outstanding Common Stock, pursuant to which we sold an aggregate of 216,417 shares of Convertible Preferred Stock and Private Placement Warrants to purchase up to an aggregate of 108,208,500 shares of Common Stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and accompanying Private Placement Warrant. The aggregate gross proceeds from this offering were approximately $50 million. The Private Placement Warrants have an exercise price of $0.2311 and expire on July 6, 2026. The exercise price of the Private Placement Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. Of these proceeds, an aggregate of 21,635 shares of Convertible Preferred Stock and 10,817,500 Private Placement Warrants were sold to CFF for gross proceeds of $5 million, an aggregate of 4,327 shares of Convertible Preferred Stock and 2,163,500 Private Placement Warrants were sold to Orbimed for gross proceeds of $1 million and an aggregate of 2,596 shares of Convertible Preferred Stock and 1,298,000 Private Placement Warrants were sold to Telmina for gross proceeds of $0.6 million and (ii) ) the February 2025 SPA and the Inducement Letter Agreements and other agreements related to the February 2025 Financing (as described more fully in Item 5 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources”) with certain investors, including Deerfield, CFF, Nantahala Capital Management, LLC, or Nantahala, and AIGH Investment Partners, LP, or AIGH, each of which holds more than 5% of our outstanding Common Stock. Of the proceeds from the February 2025 Financing, total gross proceeds from (a) the CFF were $2.1 million for an aggregate of 2,256,609 shares of Common Stock issuable upon exercise of the New Warrants, 375,399 shares of Common Stock issuable upon exercise of Amended and Restated Warrants, and 1,174,859 shares of Common Stock issuable upon exercise of Pre-Funded Warrants; (b) Deerfield were $3 million for an aggregate of 3,223,728 shares of Common Stock issuable upon exercise of the New Warrants; (c) Nantahala were $1.2 million for an aggregate of 763,509 shares of Common Stock, 1,289,491 shares of Common Stock issuable upon exercise of the New Warrants, 101,791 shares of Common Stock issuable upon exercise of Amended and Restated Warrants and 213,609 shares of Common Stock issuable upon exercise of Pre-Funded Warrants; and (d) AIGH were approximately $0.7 million for an aggregate of 432,700 shares of Common Stock and 725,338 shares of Common Stock issuable upon exercise of the New Warrants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary and description of fees billed by us to Kesselman & Kesselman, Certified Public Accountants (Isr.) for the fiscal years ended December 31, 2024 and December 31, 2023.

	Fiscal year ended December 31, 2024	Fiscal year ended December 31, 2023
Audit fees(1)	$190,000	$126,000
Audit-related fees(2)	$158,462	$97,000
Tax fees(3)	$7,190	$3,393
All other fees	-	-
Total fees	$355,652	$226,393

(1)	Audit Fees include fees for professional services rendered for the quarterly reviews of the interim consolidated financial statements and the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K.

(2)	Audit-Related Fees include fees for services that were reasonably related to the performance of the audit of the annual consolidated financial statements for the fiscal year, other than Audit Fees, such as for services in connection with the Acquisition, Sale Agreement, and a registration statement filed for the re-sale of certain shares of Common Stock by selling stockholders following our March 2024 PIPE and February 2023 PIPE.

(3)	Tax Fees include fees for tax compliance and tax advice.

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

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

●	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to our independent registered public accounting firm during the fiscal year in which the services are provided;

●	such services were not recognized as non-audit services at the time of the relevant engagement; and

●	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

EXHIBIT INDEX

Exhibit	Description
2.1*	Agreement and Plan of Merger, dated March 6, 2024, by and among BiomX Inc., BTX Merger Sub I, Inc., BTX Merger Sub II, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024)
3.2	Amended and Restated Bylaws of the Company, effective as of October 28, 2019, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 15, 2024)
3.3	Form of Certificate of Designation of Series X Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.1***	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)
4.5	Form of Merger Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.6	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.8	Form of Amended and Restated Warrant (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.9	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.10	Form of Private Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.11	Form of Common Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.12	Form of New Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.1**	Amended and Restated Chardan Healthcare Acquisition Corp. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 9, 2024)

10.2	Registration Rights Agreement dated October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.3**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed by the Company on May 20, 2024)
10.4*	Research and License Agreement, dated June 22, 2015, between BiomX Ltd. and Yeda Research and Development Company Limited, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.5**	2015 Employee Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.6	Registration Rights Agreement, dated December 13, 2018, among the Company and the initial stockholders and Chardan Capital Markets, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on December 18, 2018)
10.7**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.8**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.9**	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.10**	Form of Restricted Stock Unit Agreement under the Company’s 2019 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024)
10.11*	An addendum to a lease agreement dated from May 25, 2017, dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.12*	Lease agreement dated September 7, 2020 by and among AFI Assets Ltd., AF – SHAR Ltd., WIS, Nova Measuring Systems Ltd. and BiomX Ltd. (translated from Hebrew) (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed by the Company on March 31, 2021)
10.13	At the Market Offering Agreement, dated December 7, 2023, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 7, 2023)
10.14**	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon (Incorporated by reference to Exhibit 10.1 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.15**	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan (Incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.17*	Exclusive License between Adaptive Phage Therapeutics, Inc. and United States of America, as represented by the Secretary of the Navy, dated March 16, 2017 (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.18*	First Amendment, dated January 10, 2019, to Exclusive License between Adaptive Phage Therapeutics, Inc. and United States of America, as represented by the Secretary of the Navy (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.19*	Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research, dated August 24, 2021 (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.20	License Modification 1, dated August 31, 2022, to Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.21	Securities Purchase Agreement, dated as of March 6, 2024, by and among BiomX Inc. and each purchaser identified on Annex A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
10.22	Form of Registration Rights Agreement, dated as of March 6, 2024, by and among the Company and certain purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
10.23*	Lease Agreement, dated as of August 9, 2019, by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)

10.24*	Amendment No. 1, dated as of October 28, 2020, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.25*	Amendment No. 2, dated as of July 8, 2021, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.26*	Amendment No. 3, dated as of July 15, 2021, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.27*	Amendment No. 4, dated as of September 27, 2022, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.28*	Amendment No. 5, dated as of February 2, 2023, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.29*	Amendment No. 6, dated as of March 5, 2024, to Lease Agreement by and between ARE-708 Quince Orchard, LLC and Adaptive Phage Therapeutics, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.30	Form of Securities Purchase Agreement dated February 25, 2025, between BiomX Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.31	Form of Registration Rights Agreement dated February 25, 2025, between BiomX Inc. and the purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.32	Warrant Exercise and Reload Agreement dated February 25, 2025, between BiomX Inc. and the holders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.33	Placement Agency Agreement dated February 25, 2025, between BiomX Inc. and Laidlaw and Company (UK) Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.34***	MTEC Base Agreement No. 2019-532, dated as of August 22, 2019, by and between Advanced Technology International (MTEC Consortium Manager) and Adaptive Phage Therapeutics, Inc., and the following modifications thereof: (i) Modification No. 1, dated as of September 30, 2019; (ii) Modification No. 2, dated as of July 22, 2020; (iii) Modification No. 3, dated as of September 27, 2021; (iv) Modification No. 4, dated as of September 8, 2022; (v) Modification No. 5, dated as of December 16, 2022; (vi) Modification No. 6, dated as of December 19, 2023; (vii) Modification No. 7, dated as of January 16, 2024; and (viii) Modification No. 8, dated as of September 11, 2024
19.1***	BiomX Inc. Insider Trading Policy
21.1	Subsidiaries of Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
23.1***	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32.1****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
**	Indicates a management contract or a compensatory plan or agreement.
***	Filed herewith.
****	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: March 25, 2025	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Solomon	Chief Executive Officer	March 25, 2025
Jonathan Solomon	(Principal Executive Officer) and Director

/s/ Marina Wolfson	Chief Financial Officer	March 25, 2025
Marina Wolfson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell Greig	Chairman of the Board of Directors	March 25, 2025
Dr. Russell Greig

/s/ Susan Blum	Director	March 25, 2025
Susan Bloom

/s/ Jesse Goodman	Director	March 25, 2025
Dr. Jesse Goodman

/s/ Jonathan Leff	Director	March 25, 2025
Jonathan Leff

/s/ Gregory Merril	Director	March 25, 2025
Gregory Merril

/s/ Alan Moses	Director	March 25, 2025
Dr. Alan Moses

/s/ Edward Williams	Director	March 25, 2025
Edward Williams

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BiomX Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible asset initial valuation and impairment assessment

As described in Notes 1D and 2R to the consolidated financial statements, as part of a business combination, on March 15, 2024 the Company recognized an intangible asset consisting of in-process research and development ("IPR&D") valued at $15.3 million. As of December 31, 2024, the IPR&D balance was $12 million. Management conducts an impairment test at least annually, on the last day of the third quarter of the fiscal year or whenever there is an indication that the asset may be impaired. Potential impairment is identified by comparing the fair value of the IPR&D to its carrying value. As of December 31, 2024, management noted that an indicator of potential impairment existed due to a decline in the market capitalization. As a result, management performed a quantitative assessment and recorded an intangible asset impairment charge of $3.2 million. Fair value is estimated by management using a discounted cash flow model. Management's cash flow projections included significant judgments and assumptions relating to amount and timing of projected future cash flows and discount rates.

The principal considerations for our determination that performing procedures relating to the Intangible asset's initial valuation and impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to amount and timing of projected future cash flows and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows and discount rates. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and discount rates involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rates assumption.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 25, 2025

We have served as the Company’s auditor since 2021.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	16,856	14,907
Restricted cash	958	957
Other current assets	2,706	1,768
Total current assets	20,520	17,632

Non-current assets
Non-current restricted cash	161	-
Operating lease right-of-use assets	5,457	3,495
Property and equipment, net	5,045	3,902
In-process Research and development (“IPR&D”) asset	12,050	-
Total non-current assets	22,713	7,397
	43,233	25,029

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables	1,882	1,381
Current portion of lease liabilities	1,130	666
Other account payables	5,255	3,344
Current portion of long-term debt	-	5,785
Total current liabilities	8,267	11,176

Non-current liabilities
Contract liability	-	1,976
Long-term debt, net of current portion	-	5,402
Operating lease liabilities, net of current portion	8,454	3,239
Other liabilities	77	155
Private Placement Warrants	2,287	-
Total non-current liabilities	10,818	10,772

Commitments and Contingencies (Note 8)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of December 31, 2024 and December 31, 2023. Issued and outstanding – 147,735 as of December 31, 2024. No shares issued and outstanding as of December 31, 2023.	18,645	-
Common stock, $0.0001 par value (“Common Stock”); Authorized - 750,000,000 shares as of December 31, 2024 and 120,000,000 shares as of December 31, 2023. Issued and outstanding – 18,176,661 and 4,723,380 as of December 31, 2024 and December 31, 2023, respectively. (*)	6	3

Additional paid in capital	186,194	166,048
Accumulated deficit	(180,697)	(162,970)
Total Stockholders’ equity	24,148	3,081
	43,233	25,029

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2024	2023

Research and development (“R&D”) expenses, net	24,663	16,698
General and administrative expenses	11,776	8,650
Goodwill impairment	801	-
IPR&D impairment	3,237	-
Long-lived assets impairment	4,046	-

Operating loss	44,523	25,348

Other income	(2,143)	(357)
Interest expenses	873	2,404
Finance expense (income), net	919	(1,249)
Income from change in fair value of Private Placement Warrants	(26,458)	-

Loss before tax	17,714	26,146

Tax expenses	13	23

Net Loss	17,727	26,169

Basic loss per share of Common Stock	1.47	5.1
Diluted loss per share of Common Stock	3.36	5.1

Weighted average number of shares used in computing basic loss per share of Common Stock (*)	12,019,401	5,133,093
Weighted average number of shares used in computing diluted loss per share of Common Stock (*)	13,138,106	5,133,093

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Redeemable Convertible Preferred Shares		Common stock (****)		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance as of January 1, 2023			3,123,044	2	157,838	(136,801)	21,039

Issuance of Common Stock and warrants under Private Investment in Public Equity, net of $333 issuance costs (**)			1,599,746	1	7,151	-	7,152
Reissuance of treasury stock (***)			570	-	-	-	-
Stock-based compensation expenses			-	-	1,059	-	1,059
Issuance of Common Stock under Open Market Sales Agreement (**)			20	*	*	-	*
Net loss			-	-	-	(26,169)	(26,169)

Balance as of December 31, 2023	-	-	4,723,380	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (**)	40,470	12,561	916,497	1	3,227	-	15,789
Exercise of Pre-Funded Warrants into shares of Common Stock			1,458,638	1	5	-	6
Issuance of Common Stock under an Open Market Offering Agreement, net of $1 issuance costs (**)			7,518	*	19	-	19
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	541	-	20,400
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	(109,152)	(13,775)	10,915,200	1	13,774		-
Issuance of Common Stock upon restricted stock units (“RSUs”) vesting			155,429	*			*
Stock-based compensation expenses					2,580		2,580
Net loss						(17,727)	(17,727)
Balance as of December 31, 2024	147,735	18,645	18,176,661	6	186,194	(180,697)	24,148

(*)	Less than $1.
(**)	See note 12A.
(***)	See note 7A.
(****)	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2024	2023

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(17,727)	(26,169)

Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation	1,803	871
Stock-based compensation	1,848	1,059
Amortization of debt issuance costs	-	567
Finance income, net	(435)	(128)
Revaluation of contingent consideration	(78)	(33)
Income from change in fair value of Private Placement Warrants	(26,458)	-
Private Placement Warrants issuance cost	732	-
Changes in contract liability	(1,976)	-
Loss from sale and disposal of fixed assets, net	221	71
Goodwill impairment	801	-
IPR&D impairment	3,237	-
Long-lived assets impairment	4,046	-

Changes in operating assets and liabilities:
Other current assets	842	819
Trade account payables	(3,167)	556
Other account payables	(984)	1,194
Net change in operating leases	316	(93)
Net cash used in operating activities	(36,979)	(21,286)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	663	-
Proceeds from short-term deposits	-	2,000
Purchase of property and equipment	(30)	(50)
Proceeds from sale of property and equipment	82	1
Net cash provided by investing activities	715	1,951

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock and warrants under February 2023 PIPE	-	7,485
Issuance costs from February 2023 PIPE	-	(333)
Pre-Funded Warrants exercise	6	-
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	19	-
Repayment of long-term debt	(10,747)	(4,253)
Issuance of Private Placement Warrants under March 2024 PIPE	28,745	-
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	21,269	-
March 2024 PIPE issuance costs	(918)	-
Net cash provided by financing activities	38,374	2,899

Increase (decrease) in cash and cash equivalents and restricted cash	2,110	(16,436)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	6

Cash and cash equivalents and restricted cash at the beginning of the year	15,864	32,294

Cash and cash equivalents and restricted cash at the end of the year	17,975	15,864

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2024	2023

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	16,856	14,907
Restricted cash	1,119	957
Total cash and cash equivalents and restricted cash	17,975	15,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,442	1,873
Taxes paid	13	54

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable	1	5
Issuance cost from March 2024 PIPE	1,273	-
Issuance of Common Stock under the APT acquisition	3,041	-
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	12,610	-
Issuance of Merger Warrants under the APT acquisition	200	-
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	13,774	-

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL

A.	General information:

BiomX Inc., (individually, and together with its subsidiaries, BiomX Ltd. (“BiomX Israel”), RondinX Ltd. and Adaptive Phage Therapeutics LLC, (“APT”), the “Company” or “BiomX”) was incorporated as a blank check company on November 1, 2017, under the laws of the state of Delaware, for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

On October 29, 2019, the Company merged with BiomX Israel, who survived the merger as a wholly owned subsidiary of BiomX Inc. The Company acquired all outstanding shares of BiomX Israel. In exchange, shareholders of BiomX Israel received 1,506,906 shares of the Company’s Common Stock, representing 65% of the total shares issued and outstanding after the acquisition (“Recapitalization Transaction”). BiomX Israel was deemed the “accounting acquirer” due to the largest ownership interest in the Company. The Company’s shares of Common Stock are traded on the NYSE American under the symbol PHGE.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, focusing its efforts, at this point, on cystic fibrosis and diabetic foot osteomyelitis. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel.

On March 6, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Adaptive Phage Therapeutics Inc., a Delaware corporation (“APT”), and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company (the “Acquisition”). See note 1D for further information regarding the Acquisition. Additionally, on March 15, 2024, concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors for aggregate gross proceeds of approximately $50,000. See Note 12A for further information regarding the March 2024 PIPE.

On August 8, 2024, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s shares of Common Stock (the “Reverse Split”), effective on August 26, 2024. See Note 12A for further information.

B.	The war with Hamas and Hezbollah

On October 7, 2023, an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. In response, the Security Cabinet of the State of Israel declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and Iran attacked military and civilian targets in Israel, both directly and through proxies such as the Houthi movement in Yemen, armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting certain Syrian military assets, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although a ceasefire agreement has been reached with Lebanon (with respect to Hezbollah) there is no assurance that this agreement will be upheld. Military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Furthermore, the fall of the Assad regime in Syria may create additional geopolitical instability in the region.

BiomX headquarters are located in Ness Ziona, Israel, as well as most of its operations. In addition, most of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

While a few employees of the Company were called to reserve duty in the Israel Defense Forces, the ongoing war with Hamas and Hezbollah has not, since its inception, materially impacted BiomX’s business or operations. Furthermore, BiomX does not expect any delays to its programs as a result of the situation. However, since this is an event beyond the Company’s control, its continuation or cessation may affect our expectations. The Company continues to monitor its ongoing activities and will make any needed adjustments to ensure continuity of its business.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

C.	Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $180,697 as of December 31, 2024. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds, including the $12,000 raised in February 2025 as described in Note 19, are not sufficient to fund its operations for at least one year from the issuance date of these financial statements. Increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

D.	Merger Agreement

On March 6, 2024, the Company, entered into the Merger Agreement with BTX Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), BTX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and APT. Pursuant to the Merger Agreement, First Merger Sub merged with and into APT, with APT being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, APT merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. APT was a U.S.-based privately held, clinical-stage biotechnology company pioneering the development of phage-based therapies to combat bacterial infection. As a result of the Acquisition, the Company has a pipeline that includes two Phase 2 assets each aimed at treating serious infections with unmet medical needs.

On March 15, 2024, the effective date of the Acquisition (the “Closing Date”), APT’s former stockholders were issued an aggregate of 916,497 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock (“Merger Warrants”). Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of 100 shares, after giving effect to the Reverse Split of Common Stock. The Merger Warrants became exercisable at any time after the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, at an exercise price of $50.00 per share and will expire on January 28, 2027. On July 9, 2024, the Company’s stockholders approved the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock and the issuance of shares of Common Stock upon the exercise of the Merger Warrants.

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

At the Closing Date, the Redeemable Convertible Preferred Shares were classified as temporary equity in accordance with the provisions of ASC 480-10-S99, as they included clauses that could constitute redemption clauses that were subject to the Company’s stockholder approval and outside of the Company’s control. On July 9, 2024 the Company’s stockholders approved, among other things, the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock, which led the Company to determine that the Redeemable Convertible Preferred Shares meet the definition of permanent equity as the Company is able to control the redemption. Therefore, the Redeemable Convertible Preferred Shares were reclassified as equity. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares that were issued under the Acquisition and the March 2024 PIPE were converted into 10,915,200 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors.

Immediately following the Acquisition, and without taking into account the PIPE Preferred Shares and the Private Placement Warrants, each as defined below, the Company’s stockholders prior to the Acquisition owned approximate 55% the Company and APT’s stockholders prior to the Acquisition owned approximately 45% of the Company.

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

The Acquisition-related transaction costs are accounted for as expenses in the period in which the costs are incurred. For the year ended December 31, 2024, the Company incurred transaction costs of $888 which were included in general and administrative expenses in the consolidated statements of operations.

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

During the year ended December 31, 2024, the Company made a measurement period adjustment to the purchase price allocation, which resulted in an increase to goodwill of $300. The increase resulted from a provision for a contingency not provided in the initial purchase price allocation, following a settlement agreement between APT and Oyster Point Pharma, Inc. (“Oyster”) in connection with the Collaboration and Option Agreement signed in May 2021 as discussed in Note 8A. The fair value of assets acquired and liabilities assumed have been finalized. During the year ended December 31, 2024, the Company recorded a full goodwill impairment in the amount of $801 and IPR&D impairment of $3,237. See Note 11 for further information.

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

Underlying value of Common Stock ($)	3.7
Exercise price ($)	50
Expected volatility (%)	117.7
Expected terms (years)	2.87
Risk-free interest rate (%)	4.5

The actual APT net loss included in the Company’s consolidated statements of operations for the year ended December 31, 2024, is as follows:

December 31, 2024
Net loss attributable to APT*	16,792

*	Including impairments loss related to goodwill, IPR&D and long-lived assets of $801, $3,237 and $4,046, respectively.

The unaudited pro forma financial information below summarizes the combined results of operations for BiomX Inc. (including its wholly owned subsidiaries, BiomX Israel and RondinX Ltd.) and APT. The unaudited pro forma financial information includes adjustments to reflect certain business combination effects, including: acquisition-related costs incurred by both parties and reversal of certain costs incurred by BiomX Inc. which would not have been incurred had the acquisition occurred on January 1, 2023. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2023.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

D.	Merger Agreement (Cont.)

The following unaudited table provides certain pro forma financial information for the Company as if the Acquisition occurred on January 1, 2023:

	December 31, 2024	December 31, 2023
Net loss	17,262	45,821

*	The pro forma amounts above are derived from historical numbers of the Company and APT.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements on a consistent basis, are as follows, except for the adoption of new accounting standards:

A.	Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, BiomX Israel, APT and RondinX Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

B.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of stock-based compensation awards, purchase price allocation related to the Acquisition, Private Placement Warrants fair value revaluation and estimates used in the IPR&D impairment assessment for calculating the fair value of the Company’s asset. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

The full extent to which the Israel’s war with Hamas and Hezbollah may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, as well as the economic impact on local, regional, national and international markets.

C.	Functional currency and foreign currency translation

The functional currency of the Company is the U.S. dollar (“USD”) since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Transactions and balances originally denominated USD are presented at their original amounts. Balances in non-USD currencies are translated into USDs using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-USD transactions and other items in the consolidated statements of operations (indicated below), the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in financial expense (income), net as appropriate.

D.	Cash and cash equivalents and restricted cash

The Company considers cash equivalents to be all short-term, highly liquid investments, which include money market funds, that are not restricted as to withdrawal or use, and short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. Restricted cash consists of funds that are contractually restricted to a credit line for outstanding short-term foreign exchange contracts and bank guarantee due to rental agreements. The Company has presented restricted cash separately from cash and cash equivalents in the consolidated balance sheets. The Company includes its restricted bank deposits in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Concentrations of credit risk

Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds. Most of the Company’s cash and cash equivalents and bank deposits are invested in major banks in the U.S. and Israel. Management believes that the credit risk with respect to the financial institutions that hold the Company’s cash and cash equivalents and bank deposits is low. Refer to note 2J.

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

In accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. See Note 11 for information regarding impairment charges recognized during the year ended December 31, 2024.

H.	Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a yearly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2024 and 2023. The Company presents unrecognized tax benefits as a reduction to deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward that are available, under the tax law of the applicable jurisdiction, to offset any additional income taxes that would result from the settlement of a tax position.

I.	Derivative activity

The Company uses foreign exchange contracts (option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the consolidated statements of operations. The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at their fair value. Derivatives in a gain position are reported in other current assets in the consolidated balance sheets and derivatives in a loss position are recorded as other current liabilities in the consolidated balance sheets. As of December 31, 2024, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,413 with a fair value asset of $19. As of December 31, 2023, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $4,136 with a fair value asset of $256.

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

There were no changes in the fair value hierarchy levelling during the years ended December 31, 2024 and 2023.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	12,251	-	-	12,251
Foreign exchange contracts receivable	-	19	-	19
	12,251	19	-	12,270
Liabilities:
Contingent consideration	-	-	77	77
Private Placement Warrants			2,287	2,287
	-	-	2,364	2,364

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	11,377	-	-	11,377
Foreign exchange contracts receivable	-	256	-	256
	11,377	256	-	11,633
Liabilities:
Contingent consideration			155	155
	-		155	155

The changes in the fair value of the Company’s Private Placement Warrants which are measured as Level 3 and on a recurring basis are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Beginning balance	-	-
Private Placement Warrants	28,745	-
Change in fair value	(26,458)	-
Ending balance	2,287	-

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Fair value of financial instruments (Cont.)

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis (“PSC”). The discount rate applied ranged from 3.58% to 4.52%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the year ended December 31, 2024 resulted mainly from a change in the probability of success of the strategic milestones due to the termination of the agreement with JSR Corporation (“JSR”) concerning patent rights related to the treatment of PSC. See Note 8D for further information. Changes in contingent consideration for the year ended December 31, 2023 resulted from the passage of time and discount rate revaluation.

The Company determined the fair value of the liabilities for the Private Placement Warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	December 31, 2024	December 31, 2023
Underlying value of Common Stock ($)	0.73	-
Exercise price ($)	2.31	-
Expected volatility (%)	120.1	-
Expected terms (years)	1.5	-
Risk-free interest rate (%)	4.1	-

As of December 31, 2024, the IPR&D, right-of-use asset and leasehold improvements were assessed for impairment and measured at fair value, as described in Note 11 below.

K.	Defined contribution plans

Under Israeli employment laws, employees of BiomX Israel are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of operations as and when the services are received from the Company’s employees. Total expenses with respect to these contributions were $389 and $426 for the years ended December 31, 2024 and 2023, respectively. The Company expects to contribute approximately $348 in the year ending December 31, 2025 to insurance companies in connection with its expected severance liabilities for the year.

For U.S. employees the Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of BiomX Inc in the U.S. who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

The Company has not elected to match any of the employees’ deferral. During the years ended December 31, 2024 and 2023 the Company did not record any expenses for 401(k) match contributions.

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

When the Company issues warrants, it first considers the provisions of ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) in order to determine whether the warrants should be classified as equity. Equity classification is permitted when warrants are indexed to the Company’s own shares and meet the classification requirements for stockholders’ equity classification under ASC 815-40. If the warrants are not within the scope of ASC 815-40, the Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statements of operations. See Note 12A for further information regarding the Private Placement Warrants.

M.	Research and development expenses, net

Research and development costs are charged to statements of operations as incurred. Royalty-bearing grants from the Israeli Innovation Authority (“IIA”) and grants from the Medical Technology Enterprise Consortium (” MTEC”) are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

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

For leased properties where the Company plans to cease use of the property, as well as have the intent and ability to sublease the property, the Company tests the right-of-use asset for impairment to determine if a loss has occurred. The carrying value of the right-of-use asset is adjusted based on the net present value of the future cash flows expected from a sublease agreement over the remaining lease term. We may record additional impairment losses when we finalize executed agreement with the sublessee.

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

R.	Intangible Assets

Goodwill

Goodwill reflects the excess of the consideration transferred at the business combination date over the fair values of the identifiable net assets acquired. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. ASC 350, ”Intangibles—Goodwill and Other” allows an entity to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The Company’s goodwill is tested for impairment at least on an annual basis, on the last day of the third quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. When necessary, the Company records charges for impairments of goodwill for the amount by which the carrying amount of the respective reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. During the year ended December 31, 2024, the Company recorded full goodwill impairment in the amount of $801. See Note 11 for further information.

Intangible assets

IPR&D assets acquired in a business combination are recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Indefinite-lived intangible assets are reviewed for impairment at least annually, on the last day of the third quarter of the fiscal year or whenever there is an indication that the asset may be impaired. To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D asset exceeds its fair value. The Company estimates the fair value of IPR&D assets using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales and developing appropriate discount rates. During the year ended December 31, 2024, the Company recorded IPR&D impairment in amount of $3,237. See note 11 for further information.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

S.	New accounting pronouncements

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted this new standard effective December 31, 2024. See Note 18 for disclosures related to the adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 -	OTHER CURRENT ASSETS

	As of December 31,
	2024	2023

Government institutions	74	66
Prepaid insurance	959	505
Other prepaid expenses	322	128
Grants receivables	1,171	574
Other	180	495
	2,706	1,768

NOTE 4 -	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:

	As of December 31,
	2024	2023

Computers and software	302	525
Laboratory equipment	5,476	3,715
Equipment and furniture	318	154
Leasehold improvements	4,448	2,989
Total property and equipment	10,544	7,383
Less: Accumulated depreciation and amortization	(5,499)	(3,481)
Total property and equipment, net	5,045	3,902

Depreciation expenses were $1,803 and $871 in the years ended December 31, 2024 and 2023, respectively. The Company incurred an impairment loss to its leasehold improvements of $530 associated with its right-of-use asset for the year ended December 31, 2024. Refer to Note 11 for additional information.

NOTE 5 -	LEASES

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

In August 2022, BiomX Israel entered into a sublease agreement for a portion of its office space in Ness Ziona, Israel. The agreement was for a period of two years beginning on August 15, 2022. The monthly lease payments under the agreement were approximately $29. The monthly lease proceeds are recorded as other income in the consolidated statements of operations. The sublease agreement was terminated in September 2024.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 -	LEASES (Cont.)

On August 9, 2019, APT entered into a lease agreement (the “APT Lease Agreement”) with ARE-708 Quince Orchard, LLC (the “Landlord”), for office and lab spaces in Gaithersburg, Maryland starting on September 1, 2019. On March 5, 2024, in connection with the Acquisition, APT and the Landlord, signed an amendment to the APT Lease Agreement. Pursuant to the amendment, the leased area was decreased to 25,894 square feet (the “Remaining Area”), effective as of December 31, 2024. Following the amendment, the revised monthly lease payments are approximately $155. In exchange, APT was required to pay a relinquished premises fee in an amount equal to $1,500 within 10 business days following March 15, 2024. In addition, the Company issued the Landlord warrants (the “Landlord Warrants”) to purchase up to an aggregate of 25,000 shares of the Company’s Common Stock at an exercise price of $50.00 per share. The Landlord Warrants became exercisable on July 9, 2024, and will expire on January 28, 2027. The amendment also included a one-time option to early terminate the lease agreement on February 28, 2029 with respect to the Remaining Area under certain terms. The execution of the early termination will require APT to pay a termination fee of $3,000. The operating lease right-of-use assets and operating lease liabilities contemplate the termination option. For the year ended December 31, 2024, the Company recognized an impairment charge in relation to its right-of-use asset. See Note 11 for further information.

Lease expenses recorded in the consolidated statements of operations were $3,543 and $628 for the years ended December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Cash payments for operating leases	1,533	676

As of December 31, 2024, BiomX Israel's operating leases had a weighted average remaining lease term of 5.9 years and a weighted average discount rate of 6%. APT’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 13.67%. The maturity analyses of both operating leases as of December 31, 2024 were as follows:

Operating Leases
2025	1,952
2026	1,983
2027	2,015
2028	5,048
2029	914
2030	627
Total operating lease payments	12,538
Less imputed interest	(2,954)
Total operating lease liability balance	9,584

BIOMX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 -	OTHER ACCOUNT PAYABLES

	As of December 31,
	2024	2023

Employees and related institutions	854	1,852
Accrued expenses	3,771	1,289
Government institutions	630	175
Other	-	28
	5,255	3,344

NOTE 7 -	TRANSACTION WITH RELATED PARTIES

A.	In October 2019, BiomX Israel entered into a loan agreement in the amount of $19 with a stockholder who was subject to taxation in Israel in connection with the Recapitalization Transaction. As part of the loan agreement, 570 shares of Common Stock held by the stockholder were restricted and allocated to the Company and were accounted as an acquisition of treasury stock by the Company at an amount equal to the loan. In 2022, the loan was repaid by the stockholder to the Company. During the year ended December 31, 2023, the shares of Common Stock were transferred to the stockholder and were accounted as reissuance of treasury stock.

B.	Refer to note 12B regarding stock options granted to related parties.

C.	Refer to note 12A regarding a Securities Purchase Agreement with institutional investors.

NOTE 8 -	COMMITMENTS AND CONTINGENCIES

A.

In May 2021, APT entered into a Collaboration and Option Agreement (the “Oyster Agreement”) with Oyster, a wholly owned subsidiary of Viatris Inc., to collaborate on the use of APT’s proprietary phage technology for the treatment of certain ophthalmic diseases. Upon execution of the Agreement, Oyster paid an upfront payment of $500 to APT, a portion of which APT claims it has spent in the course of performing its obligations under the Oyster Agreement. In April 2022 and September 2023, APT received letters from Oyster and Viatris Inc. raising concerns about APT’s actions, including allegations that APT had breached the Oyster Agreement. On December 18, 2024, APT and Oyster signed a settlement agreement (the “Settlement Agreement”), which includes a payment of $300 from APT to Oyster. As of December 31, 2024, the Company has recorded a provision of $300 as other accounts payable in the consolidated balance sheets. On January 13, 2025, APT paid Oyster $300 according to the Settlement Agreement.

B.

In March 2022, the IIA approved an application for a total budget of NIS 13,004 thousands (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2022 through December 2022. Through December 31, 2024, the Company received NIS 1,365 thousands (approximately $395) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 thousands (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program is for the period beginning January 2023 through December 2023. Through December 31, 2024, the Company received NIS 2,783 thousands (approximately $768) from the IIA with respect to this program.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 8 -	COMMITMENTS AND CONTINGENCIES (Cont.)

According to the agreements with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2024; therefore, no liability was recorded in these consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through December 31, 2024, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068 thousands). Through December 31, 2024, BiomX Israel had received an aggregate amount of $8,003 (NIS 27,423 thousands) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $7,418. As of December 31, 2024, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $8,330 including annual interest of SOFR applicable to dollar deposits.

C.	In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), pursuant to which BiomX Israel received an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacturing, production and sale of microbiome-based therapeutic product candidates, including candidates specified in the agreement, as well as patents, research and other rights to phage product candidates. In return, BiomX Israel is obligated to pay Yeda annual license fees of approximately $10 and royalties on revenues as defined in the 2015 License Agreement. In July 2019, the Company and Yeda amended the 2015 License Agreement, pursuant to which, following the closing of the Recapitalization Transaction, the Company is obligated to pay Yeda a one-time payment as described in the amendment which will not exceed 1% of the consideration received in the event of certain mergers or acquisitions involving the Company. The Merger Agreement as described in Note 1D, does not constitute a merger or acquisition as defined in the amendment.

D.	Following the assignment thereof from RondinX Ltd., BiomX Israel is a party to a license agreement dated March 20, 2016 with Yeda, pursuant to which the Company has a worldwide exclusive license to Yeda’s know-how, information and patents related to the Company’s meta-genomics target discovery platform. As consideration for the license, the Company is obligated to pay annual license fees of $10, subject to the terms and conditions of the agreement. Either party has the option to terminate the agreement at any time by way of notice to the other party, as outlined in the agreement. In addition, the Company is obligated to pay a royalty in the low single digits based on revenue of products. As the Company has not yet generated revenue from operations, no provision was included in the consolidated financial statements as of December 31, 2024 and 2023 with respect to the agreement.

E.	In December 2017, BiomX Israel signed a patent license agreement with Keio University and JSR in Japan. According to the agreement, BiomX Israel received an exclusive patent license to certain patent rights related to inflammatory bowel disease (“IBD”) In return, the Company will pay an annual license fee of between $15 and $25 subject to the terms and conditions specified in the agreement. Additionally, the Company is obligated to make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and royalty payments based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2024 and 2023 with respect to the agreement.

In April 2019, BiomX Israel signed an additional patent license agreement with Keio University and JSR in Japan. According to the agreement, BiomX Israel received an exclusive sublicense by JSR to certain patent rights related to the treatment of primary sclerosing cholangitis. In return, the Company is required (i) to pay a license issue fee of $20 and annual license fees ranging from $15 to $25 (ii) make additional payments based upon the achievement of clinical and regulatory milestones up to an aggregate of $32,100 and (iii) make tiered royalty payments, in the low single digits based on future revenue. As the Company has not yet generated revenue from operations and the achievement of certain milestones is not probable, no provision was included in the consolidated financial statements as of December 31, 2024 and 2023. On January 16, 2025, the Company notified JSR of the termination of the agreement. Such termination will be effective on April 16, 2025.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 8 -	COMMITMENTS AND CONTINGENCIES (Cont.)

F.

On June 23, 2022 (the “Effective Date”), BiomX Israel entered into a research collaboration agreement with Boehringer Ingelheim International GmbH (“BI”) for a collaboration to identify biomarkers for IBD. Under the agreement, BiomX Israel was eligible to receive fees totaling $1,411 to cover costs incurred by BiomX Israel in conducting the research plan under the collaboration. The fees were paid in installments of $500 within 30 days of the Effective Date and three additional installments of $500, $200 and $211 upon completion of certain activities under the research plan. The consideration was recorded as a reduction of R&D expenses, net in the consolidated statements of operations according to the input model method on a cost-to-cost basis. In December 2023, the Company completed its obligations with respect to this agreement, and the last installment of $211 was received in January 2024.

As of December 31, 2024, the Company received the entire consideration of $1,411. For the year ended December 31, 2024, the Company did not record any amount in relation to this agreement in the consolidated statements of operations. For the year ended December 31, 2023, the Company recorded $1,124 in the consolidated statements of operations as a reduction of R&D expenses.

G.

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd., (“Maruho”), pursuant to which the Company issued to Maruho shares of Common Stock of the Company and granted Maruho a right of first offer to license its atopic dermatitis product candidate, BX005, in Japan. The right of first offer was supposed to commence following the availability of results from the Phase 1/2 study which were expected in 2022. Part of the consideration paid under the agreements, equal to the grant date fair value of the shares issued to Maruho was attributed to the issuance of shares. The remainder of $1,976 was attributed to a contract liability, to be recognized once the clinical trials related to the product candidate are completed. In April 2024, following the Acquisition, the Company decided to pause the development of BX005. As a result, the parties agreed that the right of first offer to license BX005 is no longer applicable. As a result, the Company reversed the full amount of the contract liability and recognized $1,976 as other income in the consolidated statements of operations for the year ended December 31, 2024.

H.

In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd. In accordance with the share purchase agreement, BiomX Israel acquired 100% control and ownership of RondinX Ltd. The share purchase agreement included a contingent consideration mechanism. The contingent consideration is based on the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis or entry into qualifying collaboration agreements with certain third parties and may require the Company to issue 56,773 shares of Common Stock upon the attainment of certain milestones, as well as make future cash payments and/or issue additional shares of the most senior class of the Company’s shares of Common Stock authorized or outstanding as of the time the payment is due, or a combination of both, up to $32,000 within ten years from the closing of the agreement. The Company has the discretion of determining whether milestone payments will be made in cash or by issuance of shares of Common Stock. The contingent consideration is accounted for at fair value (level 3). There were no changes in the fair value hierarchy levelling during the years ended December 31, 2024 and December 31, 2023. Refer to note 2J. The consolidated financial statements as of December 31, 2024 and 2023 include a liability with respect to this agreement in the amount of $77 and $155, respectively, recorded as other liabilities.

NOTE 9 -	U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with MTEC, a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT was subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which was paid by the Company upon signing the agreement or the modifications. Under the amendment signed in September 2024, APT was subject to an assessment fee of 1%, resulting in a payment of $29 to MTEC in December 2024. For the period between the Acquisition and December 31, 2024, the Company received grants of $3,494 from MTEC with respect to the cost reimbursement contract. During the year ended December 31, 2024, the Company recorded $2,614 as a reduction of R&D expenses, net. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the consolidated balance sheets.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 10 -	LONG-TERM DEBT

On August 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, Hercules provided the Company with access to a term loan with an aggregate principal amount of up to $30,000 (the “Term Loan Facility”), available in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the date the Loan Agreement was executed. The milestones for the second and third tranches were not reached and have expired. The Company was required to make interest only payments through March 1, 2023, and started then to repay the principal balance and interest in equal monthly installments.

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

Interest expense relating to the term loan, which is included in interest expense in the consolidated statements of operations was $850 and $2,404 for the years ended December 31, 2024 and 2023, respectively.

NOTE 11 -	GOODWILL, INTANGIBLE ASSET & LONG-LIVED ASSETS IMPAIRMENT

Goodwill

Following the APT Acquisition, the Company recognized goodwill valued at $801 after adjustment made during the measurement period as described in Note 1D above. In the third quarter of 2024, the Company performed a quantitative assessment for goodwill impairment, due to a decline in the Company’s stock price resulting in its market capitalization being less than the Company’s stockholders’ equity, which management concluded as an impairment indicator. The assessment utilizes the Company’s market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the outstanding number of shares of Common Stock by the Company’s stock price. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. Based on the assessment, the Company concluded that the fair value of its reporting unit was less than its carrying value. Therefore, the Company recognized a full goodwill impairment of $801 for the year ended December 31, 2024.

Intangible asset

In the third quarter of 2024, the Company performed a quantitative assessment for its IPR&D asset, resulting from the decline in the Company’s stock price as above mentioned. The assessment indicated that the fair value of its IPR&D was higher than its carrying value and no impairment was recognized.

During the fourth quarter of 2024, in light of the continued decline in the Company’s stock price, the Company reperformed a quantitative assessment for its IPR&D asset. The assessment was performed using the discounted cash flow model of the income approach. The cash flow projections included significant judgments and assumptions relating to amount and timing of projected future cash flows including, but not limited to, estimating the expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales and developing appropriate discount rates. The Company used a discount rate of 19% which is based on the estimated weighted-average cost of capital for APT. As a result of the impairment assessment, the Company concluded that the fair value of the IPR&D decreased below its carrying value and the Company recorded an impairment in the amount of $3,237 for the year ended December 31, 2024.

Long-lived assets

In December 2024, the Company’s management decided to cease the use of the property in Gaithersburg, Maryland and made it available for sublease. The Company considered it as an impairment indicator for impairment assessment of the right-of-use asset and related leasehold improvements as the Company considered it as one asset group for the purpose of the long-lived asset impairment assessment. Calculating the fair value of the asset group involves significant estimates and market participant assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. The Company evaluated the future cash flows expected from a sublease agreement over the remaining lease term and concluded that the carrying value of the asset group was not recoverable as it exceeded the future net discounted cash flows that are expected to be generated from the use of the assets within the asset group. The Company recognized an impairment of $4,046 which was allocated to the right-of-use asset and the related leasehold improvements within the asset group on a pro rata basis using the relative carrying amounts of those assets, which resulted in impairment charges of $3,516 and $530, respectively, during the year ended December 31, 2024

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

Unless otherwise indicated, all amounts of issued and outstanding stock contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-10 Reverse Stock Split for all prior periods presented. Proportional adjustments were also made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

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

Initial Public Offering:

On December 18, 2018, the Company consummated its initial public offering (“IPO”) of 7,000,000 units (“Public Units”). The Public Units sold in the IPO were sold at an offering price of $10.00 per Public Unit, generating total gross proceeds of $70,000. The Public Units each consisted of one share of Common Stock and one warrant to purchase one-half of a share of Common Stock (“Public Warrant”), with every two Public Warrants entitling the holder to purchase one share of Common Stock for $11.50 per full share. The Public Warrants expired on October 28, 2024 and on October 24, 2024, the Units were mandatorily separated and ceased trading on the NYSE American.

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 2,900,000 warrants (“Private Placement Warrants”). The Private Placement Warrants expired on December 13, 2023.

Stock Exchange:

As detailed in note 1, as part of the Recapitalization Transaction on October 28, 2019, the Company also agreed to issue 200,000 additional shares of Common Stock, on a pro rata basis, if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2026 is greater than or equal to $29.00 per share (with respect to the Company’s Common Stock traded on the NYSE American).

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 1,599,746 shares of its Common Stock and 1,461,072 pre-funded warrants (the “Pre-Funded Warrants”, and collectively, the “Securities”) at a price of $2.45 per share and $2.44 per Pre-Funded Warrant in a private placement (the “February 2023 PIPE”) for a net proceeds of approximately $7,152, after deducting issuance costs of $333.

As of December 31, 2024, 533,031 Pre-Funded Warrants were exercised into 533,031 shares of Common Stock for total consideration of $6 at an exercise price of $0.01 per share of Common Stock, and 928,041 Pre-Funded Warrants were exercised into 925,607 shares of Common Stock through cashless mechanism with no consideration. As of December 31, 2024, there are no outstanding Pre-Funded Warrants.

On March 15, 2024, in connection with the Acquisition, the Company issued to APT’s former stockholders 916,497 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Merger Warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock. See Note 1D for further information.

Concurrently with the consummation of the Acquisition as described in Note 1D, the Company entered into the March 2024 PIPE, pursuant to which such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and Private Placement Warrants to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock, at a combined price of $231.10 per share of PIPE Preferred Share and an accompanying Private Placement Warrant to purchase 50 shares of common stock. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $2.31, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Private Placement Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the consolidated statements.

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

In connection therewith, the Company issued warrants to purchase shares of the Company’s Common Stock to the placement agents for the March 2024 PIPE (the “Agents Warrants”). See Note 12B for further information.

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

At-the-market Sales Agreement:

In December 2020, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 11, 2020, the Company entered into an Open Market Issuance Sales Agreement (“ATM Agreement”) with Jefferies LLC. (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations in the ATM Agreement, the Company could elect, from time to time, to offer and sell shares of Common Stock having an aggregate offering price of up to $50,000 through Jefferies acting as sales agent. During the year ended December 31, 2023, the Company sold 20 shares of Common Stock under the ATM Agreement, at an average price of $6.2 per share. The ATM Agreement was terminated on December 7, 2023.

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on January 2, 2024, the Company entered into an Open Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell shares of Common Stock having an aggregate offering price of up to $7,500 from time to time through Wainwright. The Company recorded transaction costs of $210 in the consolidated statements of operations. During the year ended December 31, 2024, the Company sold 7,518 shares of Common Stock under this agreement, at an average price of $2.71 per share, raising aggregate net proceeds of approximately $19, after deducting an aggregate commission of $1. On February 24, 2025, the Company suspended the Open Market Offering Agreement and the related continuous offering by the Company under its registration statement on Form S-3.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

Warrants:

As of December 31, 2024, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	50.00	281,251
Merger Warrants	March 15, 2024	January 28, 2027	50.00	216,650
Private Placement Warrants*	March 15, 2024	July 9, 2026	2.31	10,820,850
Agents Warrants	March 15, 2024	July 9, 2026	2.31	952,381
				12,271,132

*	On February 25, 2025, the Private Placement Warrants were repriced to an exercise price of $0.93 per share in connection with a Securities Purchase Agreement the Company entered into. See Note 19 for further information.

B.	Stock-based compensation:

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

As of December 31, 2024, there are no shares of Common Stock remaining for issuance under the 2015 Plan.

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

On July 9, 2024, the Company’s stockholders approved increasing the number of shares of Common Stock under the Company’s 2019 Plan to be equal to 15% of the total number of fully-diluted shares of Common Stock outstanding as of the approval date, or 7,800,000 shares.

As of December 31, 2024, there were 5,818,677 shares of Common Stock remaining for issuance under the 2019 Plan. On January 1, 2025, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 727,066.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options:

On March 1, 2023, the Board of Directors approved the grant of 154,300 options to 49 employees, five senior officers and three directors under the 2019 Plan, without consideration. The options were granted at an exercise price of $4.00 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On August 21, 2023, the Board of Directors approved the grant of 8,200 options to two directors under the Company’s 2019 Plan, without consideration. Options were granted at an exercise price of $3.63 per share with a vesting period of four years. Directors are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On October 19, 2023, the Board of Directors approved the grant of 4,100 options to one director under the 2019 Plan, without consideration. The options were granted at an exercise price of $3.20 per share with a vesting period of four years. Such director is entitled to full acceleration of his unvested options upon the occurrence of both a change in control of the Company and the end of his engagement with the Company.

On October 29, 2023, the Board of Directors approved the grant of 15,110 options to 4 employees and one senior officer under the 2019 Plan, without consideration. The options were granted at an exercise price of $2.75 per share with a vesting period of four years. The senior officer is entitled to full acceleration of her unvested options upon the occurrence of both a change in control of the Company and the end of her engagement with the Company.

On October 29, 2023, the Board of Directors approved a reduction in the exercise price (“the Repricing”) of each outstanding option to purchase shares of the Company’s Common Stock currently held by employees of BiomX with an original exercise price above $6.90 per share granted under the Company’s 2015 Employee Stock Option Plan to $2.75 per share. Other than the exercise price, no other terms of grant of the repriced options were changed; however, the options may not be exercised until one year after the repricing date. The reduction of the exercise price of the options was considered a type I modification according to ASC 718. As a result of the Repricing, the Company recognized immediately the incremental fair value in the amount of $167 as the repriced options were fully vested on October 29, 2023.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

On November 9, 2023, the Company filed with the Securities and Exchange Commission a Tender Offer Statement defining the terms and conditions of a one-time voluntary stock option exchange of certain eligible options for its employees (the “Option Exchange”). the Company offered to exchange certain out-of-the-money stock options for new stock options at an exchange ratio of between 1.4 and 3.8 surrendered options for one new option exercisable for shares of common stock with a lower exercise price. On December 11, 2023, the completion date of the Option Exchange, stock options covering an aggregate of 15,083 shares of Common Stock were tendered by eligible employees, and the Company granted new options at an exercise price of $2.75, the Company’s closing stock price on December 11, 2023, covering an aggregate of 69,487 shares of Common Stock under the 2019 Plan in exchange for the tendered options. The Cancellation and new stock options grant qualifies as a “cancellation of an award accompanied by the concurrent grant of a replacement award,” as defined in ASC 718, which is accounted for as a modification. Under ASC 718, incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. As a result of the Option Exchange, the Company will recognize an incremental stock-based compensation expense of $19 over the remaining vesting period of the new stock options, which is three or four years. The Company will recognize the sum of the incremental stock-based compensation expense and the remaining unrecognized compensation expense for the original awards on the modification date, over the remaining vesting period of the new stock options.

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

The Company accounted for the Agents Warrants under the scope of ASC 718-10, and treated them as issuance costs of the March 2024 PIPE as the Company considers these Warrants as consideration for receipt of Private Placement Services.

The Company determined the fair value of the Agents Warrants using the Black-Scholes model as of March 5, 2024. The main assumptions used are as follows:

Underlying value of Common Stock ($)	2.31
Exercise price ($)	2.31
Expected volatility (%)	100.6
Expected terms (years)	2.32
Risk-free interest rate (%)	4.4

On September 16, 2024, the Company granted 155,429 RSUs to four senior officers and one service provider. The RSUs were fully vested and issued on the grant date and are not subject to continued service to the Company. The RSUs’ fair value is the Company’s stock closing price as of the grant date, which was $0.99. As of December 31, 2024, the Company has no unvested RSUs.

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

The fair value of each option was estimated as of the date of grant or reporting period using the Black-Scholes option-pricing model using the following assumptions:

	2024	2023

Underlying value of Common Stock ($)	3.63	2.8-4.0
Exercise price ($)	3.63	2.8-4.0
Expected volatility (%)	112.6	90.0-96.6
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	4.14	4.21-4.98

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

Total fair value embodied in the options granted in 2024 and 2023 at the grant date, is estimated to be $4,870 and $552 respectively. These amounts will be recognized in statements of operations over the vesting period.

As of December 31, 2024, the unrecognized compensation cost related to all unvested, equity classified stock options of $ 3,585 is expected to be recognized as an expense on a graded vesting method over a weighted-average period of 2.9 years.

A summary of options granted to purchase the Company’s Common Stock under the Company’s stock option plans are as follows:

	For year ended December 31, 2024
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	528,112	$5.41	$72
Granted	1,567,795	3.63
Forfeited	(85,588)	3.75
Expired	(7,954)	4.38
Exercised	-	$-
Outstanding at the end of period	2,002,365	4.09	$15
Exercisable at end of period	369,662	5.80
Weighted average remaining contractual life – years as of December 31, 2024	8.52

Warrants:

As of December 31, 2024, and 2023, the Company had the following outstanding compensation related warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders*	November 27, 2017	-	-	298
Landlord Warrants**	March 15, 2024	January 28, 2027	50.00	25,000
				25,298

*	In November 2017, BiomX Israel issued 298 warrants to its founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price. The Merger Agreement as described in note 1D does not apply for such M&A transaction as defined in the grant agreement.
**	See Note 5

The following table sets forth the total stock-based payment expenses resulting from options, RSUs and warrants granted, included in the consolidated statements of operations:

	Year ended December 31,
	2024	2023

Research and development expenses, net	600	369
General and administrative	1,248	690
	1,848	1,059

The Company recognized stock-based compensation expenses in connection with options and RSUs granted to executive officers of the Company in the amount of $811 and $722 for the years ended December 31, 2024 and 2023, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2024	2023

Professional service and subcontractors	13,117	10,349
Salaries and related expenses	7,406	5,636
Stock-based compensation	600	369
Depreciation	1,488	782
Materials and supplies	518	930
Rent and related expenses	3,900	905
Other	222	104
	27,251	19,075
Less change in contingent liabilities (see Note 8E)	-	(40)
Less income from collaboration agreements (see Note 10E)	-	(1,272)
Less grants from the IIA and MTEC (see Notes 8A and 9)	(2,588)	(1,065)
	24,663	16,698

NOTE 14 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2024	2023

Salaries and related expenses	3,101	2,714
Stock-based compensation	1,248	690
Professional services	3,227	2,289
Travel expenses	299	112
Rent and related expenses	593	298
Insurance expenses	1,379	1,577
Acquisition transaction costs	888	-
Other	1,041	970
	11,776	8,650

NOTE 15 -	FINANCE EXPENSES (INCOME), NET

	Year ended December 31,
	2024	2023

Exchange rate differences	(27)	(106)
Interest income from bank deposits	(1,048)	(1,122)
Bank fees and other	6	56
Loss (income) from foreign exchange contracts	81	(77)
March 2024 PIPE transaction costs	1,907	-
	919	(1,249)

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 16 -	INCOME TAXES

A.

The Company files income tax returns in the U.S. federal jurisdiction and in state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s income tax returns since 2020 remain open and subject to examination. The statutory U.S. federal income tax rate is 21%. As of December 31, 2024, the Company had total net operating losses in the U.S. of approximately $65,638, which may be carried forward and offset against taxable income in the future. Utilization of carryforward losses and research and development tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforward losses that can be utilized annually to offset future taxable income. APT’s carryforward losses of $22,131 might be subject to Section 382 limitation.

B.	BiomX Israel and RondinX Ltd. file income tax returns in Israel. Their tax assessments through 2018 and 2022, respectively, are deemed to be final. The statutory Israeli income tax rate is 23%.

C.

As of December 31, 2024 and 2023, BiomX Israel had total carryforward losses in Israel of approximately $124,651 and $108,364 respectively, which may be offset against taxable income in the future for an indefinite period.

D.	Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

E.	The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest nor penalties as of December 31, 2024 and 2023.

F.	On March 21, 2024, RondinX signed an agreement with the Israeli tax authority in respect to an assessment for the years 2018-2022. The agreement concluded that RondinX’s IP and employees were transferred to BiomX Israel on the acquisition date. As a result, RondinX had a capital gain equal to its carryforward losses of $2,785 (NIS 10,036 thousand) and no further payment will be required in respect of the years 2018-2022.

A reconciliation of the U.S. federal statutory tax rate and the effective tax rate is as follow:

	As of December 31,
	2024	2023

Statutory U.S. federal income tax rate	(21)%	(21)%
U.S. vs foreign tax rate differential	(2)	(2)
Change in deferred tax asset valuation allowance	23	23
Effective tax rate	-%	-%

Loss before taxes on income, consists of the following:

	Year ended December 31,
	2024	2023

United States	(3,511)	6,085
Israel	21,225	20,061
	17,714	26,146

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 16 -	INCOME TAXES (Cont.)

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023

Deferred tax assets:
Net operating loss carryforwards	42,454	29,047
Research and development expenses, net	10,898	2,982
Lease liability	785	898
Research and development tax credits (*)	601	-
Other	838	200
Total deferred tax assets	55,576	33,127
Deferred tax liabilities:
Right of use assets	(847)	(964)
IPR&D - Intangible Asset	(127)	-
Private Placement Warrants	(5,571)	-
Fixed assets	(190)	(16)
Total deferred tax liabilities	(6,735)	(980)
Valuation allowance	(48,841)	(32,147)
Net deferred tax assets	-	-

(*)	Research and development tax credits will begin to expire in 2038.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 17 -	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2024	2023

Basic and diluted loss per share of common stock
Numerator:
Net loss	17,727	26,169
Denominator:
Number of shares of common stock outstanding	12,019,103	4,115,095
Number of shares upon Pre-Funded Warrants exercise	-	1,017,700
Number of shares upon fully vested Warrants exercise	298	298
Total weighted-average number of shares of common stock, shares upon Pre-Funded Warrants and fully vested Warrants exercise used in computing basic loss per share	12,019,401	5,133,093
Basic loss per share of common stock	1.47	5.1

Diluted net loss per share of common stock
Numerator:
Net loss	17,727	26,169
Change in fair value of Private Placement Warrants	26,458	-
Diluted net loss	44,185	26,169
Denominator:
Weighted-average number of shares of common stock outstanding	12,019,401	5,133,093
Private Placement Warrants	1,118,705	-
Total weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	13,138,106	5,133,093
Diluted net loss per share of common stock	3.36	5.1

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.01 per share, as the Company considers these shares to be exercised for little to no additional consideration.

Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive.

The calculation of diluted loss per share as of December 31, 2024 and 2023, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	For the year ended December 31,
	2024	2023
Options	2,002,365	528,071
Warrants	1,475,282	631,250
Contingent shares	200,000	200,000
Redeemable Convertible Preferred Shares	14,773,500	-

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 18 -	SEGMENT INFORMATION

The Company operates as a single operating segment, as a clinical stage product discovery company developing products using both natural and engineered phage technologies. The Company's chief operating decision-maker "(CODM)" is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated Net loss and Operating loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, regularly reviewed by our CODM, include salaries and clinical trials expenses and presented below.

	Year ended December 31,
	2024	2023

Operating expenses:
Salaries and related expenses, other than share-based compensation	10,507	8,350
Clinical trials	12,301	8,270
Stock based compensation	1,848	1,059
Depreciation expenses	1,803	871
Goodwill, IPR&D and long-lived assets impairment	8,084	-
Other segment items (*)	9,980	6,798
Total Operating expenses	44,523	25,348

(*)	Other segment items include all remaining costs necessary to operate our business, which primarily include external professional services, rent, insurance and other administrative expenses, net of grants received.

The Company's Property and equipment, as well as the Company's operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of December 31,
	2024	2023
Israel	6,090	7,397
United States	4,412	-
Total	10,502	7,397

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 19 -	SUBSEQUENT EVENTS

A.

On February 25, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) an aggregate of 2,828,283 shares of the Company’s Common Stock, pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 805,231 shares of Common Stock (the “Pre-Funded Warrant Shares”), and in a concurrent private placement (the “Private Placement”) (a) unregistered pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 2,305,869 shares of Common Stock (the “Private Pre-Funded Warrant Shares”) and (b) unregistered warrants (the “Common Warrants”, and together with the Private Pre-Funded Warrants, the “Private Warrants”) to purchase up to an aggregate of 5,939,383 shares of Common Stock (the “Common Warrant Shares” and together with the Private Pre-Funded Warrant Shares, the “Private Warrant Shares”). Each Share (or Registered Pre-Funded Warrant in lieu thereof) is sold with an accompanying Common Warrant. Each Private Pre-Funded Warrant is sold with an accompanying Common Warrant. The combined effective purchase price of each Share (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.93. The gross proceeds to the Company from the Registered Direct Offering and Private Placement were $5,500, before deducting placement agent fees and other offering expenses payable by the Company.

In addition, on February 25, 2025, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with certain holders (the “Holders”) of certain of its existing warrants to purchase an aggregate of 6,955,528 shares of Common Stock, originally issued to the Holders on March 15, 2024, having an original exercise price of $2.311 per share (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at reduced exercise price of $0.93 per share (the “Warrant Exercise”) in consideration of the Company’s agreement to issue new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 6,955,528 shares of Common Stock. The New Warrants have an exercise price of $0.93 per share, are exercisable on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Private Warrants (the “Stockholder Approval Date”) and will expire on the five-year anniversary of the Stockholder Approval Date. The gross proceeds to the Company from the Warrant Exercise were approximately $6,500 prior to deducting placement agent fees and offering expenses.

On February 27, 2025, the Company received the entire consideration of $12,000 in relation to the Securities Purchase Agreement and the Inducement Letter Agreements.

B.	On March 24, 2025, the Board of Directors approved cash payments equal to three-months’ salaries for three senior officers on the account of existing personal non-statutory severance agreements. The cash payment in a total of approximately $219 is expected to be paid during April 2025.