Form 10-Q
period 2025-03-31
BiomX Inc.
filed 2025-05-15
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of May 11, 2025 was 26,176,311.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS

Current assets

Cash and cash equivalents	20,116	16,856
Restricted cash	953	958
Other current assets	2,464	2,706
Total current assets	23,533	20,520

Non-current assets
Non-current restricted cash	161	161
Operating lease right-of-use assets	5,209	5,457
Property and equipment, net	4,701	5,045
In-process Research and development asset	12,050	12,050
Total non-current assets	22,121	22,713
	45,654	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	March 31, 2025	December 31, 2024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	1,670	1,882
Current portion of lease liabilities	1,141	1,130
Other accounts payable	4,210	5,255
Total current liabilities	7,021	8,267

Non-current liabilities
Operating lease liabilities, net of current portion	8,151	8,454
Other liabilities	79	77
Warrants	5,904	2,287
Total non-current liabilities	14,134	10,818

Commitments and Contingencies (Note 6)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized – 1,000,000 shares as of March 31, 2025 and December 31, 2024. Issued and outstanding- 147,735 as of March 31, 2025 and December 31, 2024.	18,645	18,645
Common Stock, $0.0001 par value; Authorized – 750,000,000 shares as of March 31, 2025 and December 31, 2024. Issued and outstanding- 24,966,053 shares as of March 31, 2025 and 18,176,661 shares as of December 31, 2024.	7	6

Additional paid in capital	194,203	186,194
Accumulated deficit	(188,356)	(180,697)
Total stockholders’ equity	24,499	24,148
	45,654	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Research and development (“R&D”) expenses, net	5,250	4,105
General and administrative expenses	2,506	2,680

Operating loss	7,756	6,785

Other expenses (income)	6	(88)
Interest expenses	5	850
Loss (income) from change in fair value of warrants	(914)	8,010
Finance expense, net	805	1,765
Loss before tax	7,658	17,322

Tax expenses	1	5

Net loss	7,659	17,327

Basic and diluted loss per share of Common Stock	0.33	2.78

Weighted average number of shares used in computing basic and diluted loss per share of Common Stock	23,103,105	6,229,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance as of January 1, 2025	147,735	18,645	18,176,661	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs (**)			2,828,283	*	878		878
Issuance of Common Stock under Inducement Letter Agreements (**)			3,961,109	1	6,472		6,473
Stock-based compensation expenses					659		659
Net loss			-	-	-	(7,659)	(7,659)

Balance as of March 31, 2025	147,735	18,645	24,966,053	7	194,203	(188,356)	24,499

(*)	Less than $1.
(**)	See Note 9A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency)
Balance as of January 1, 2024	-	-	4,723,380	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (**)	40,470	12,561	916,497	1	3,227	-	3,228
Exercise of Pre-Funded Warrants into shares of Common Stock (**)			477,827	*	5	-	5
Issuance of Common Stock under At the Market Sales Agreement, net of $1 issuance costs (**)			7,518	*	19	-	19
Stock-based compensation expenses			-	-	909	-	909
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	541		541
Net loss			-	-		(17,327)	(17,327)
Balance as of March 31, 2024	256,887	32,420	6,125,222	4	170,749	(180,297)	(9,544)

(*)	Less than $1.
(**)	See Note 9A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(7,659)	(17,327)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation	236	229
Stock-based compensation	659	177
Finance income, net	(53)	(456)
Revaluation of contingent consideration	2	(2)
Loss (income) from change in fair value of warrants	(914)	8,010
Private Placement Warrants issuance cost	-	732
Loss from sale and disposal of fixed assets, net	57	-

Changes in operating assets and liabilities:
Other current assets	242	562
Trade accounts payable	(212)	(1,775)
Other accounts payable	(1,076)	(122)
Net change in operating leases	6	(1,384)
Net cash used in operating activities	(8,712)	(11,356)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	-	663
Proceeds from sale of property and equipment	51	-
Net cash provided by investing activities	51	663

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under February 2025 SPA	996	-
February 2025 SPA issuance costs	(87)	-
Issuance of Common Warrants under February 2025 SPA	4,531	-
Issuance of Common Stock under Inducement Letter Agreements	6,473	-
Issuance of Private Placement Warrants under March 2024 PIPE	-	28,745
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	-	21,269
March 2024 PIPE issuance costs	-	(316)
Pre-Funded Warrants exercise	-	5
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	-	19
Repayment of long-term debt	-	(10,747)
Net cash provided by financing activities	11,913	38,975

Increase in cash and cash equivalents and restricted cash	3,252	28,282
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(31)
Cash and cash equivalents and restricted cash at the beginning of the period	17,975	15,864
Cash and cash equivalents and restricted cash at the end of the period	21,230	44,115

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	20,116	43,007
Restricted cash	1,114	1,108
Total cash and cash equivalents and restricted cash	21,230	44,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	5	1,419
Taxes paid	1	3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
February 2025 SPA issuance costs included in accounts payable	31	-
Property and equipment purchases included in accounts payable and Trade payable	-	17
March 2024 PIPE Issuance cost	-	1,826
Issuance of Common Stock under the APT acquisition	-	3,041
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	-	12,610
Issuance of Merger Warrants under the APT acquisition	-	200
Issuance cost from the APT acquisition	-	62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

A.	General information

BiomX Inc. (individually, and together with its subsidiaries, BiomX Ltd. (“BiomX Israel”), RondinX Ltd. and Adaptive Phage Therapeutics LLC (“APT”), the “Company” or “BiomX”) was incorporated in 2017. The Company’s shares of common stock , par value $0.0001 per share (“Common Stock”), are traded on the NYSE American under the symbol PHGE.

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

On March 6, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with APT and certain other parties, as a result of which APT became a wholly-owned subsidiary of the Company (the “Acquisition”), as further described in Note 1D.

On August 8, 2024, the Board of Directors approved a 1-for-10 reverse stock split of the Company’s shares of Common Stock (the “Reverse Stock Split”), effective on August 26, 2024. See Note 9A for further information.

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

BiomX headquarters are located in Ness Ziona, Israel, as well as its operations. In addition, most of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

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

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $188,356 as of March 31, 2025. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds are not sufficient to fund its operations for at least one year from the issuance date of these financial statements. Increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

D.	Merger Agreement

On March 6, 2024, the Company, entered into the Merger Agreement with BTX Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), BTX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and APT. Pursuant to the Merger Agreement, First Merger Sub merged with and into APT, with APT being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, APT merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. APT was a U.S.-based privately held, clinical-stage biotechnology company pioneering the development of phage-based therapies to combat bacterial infection. As a result of the Acquisition, the Company has a pipeline that includes two Phase 2 assets each aimed at treating serious infections with unmet medical needs. See further information regarding the consideration transferred to APT’s former stockholders in Note 9A.

The Acquisition-related transaction costs were accounted for as expenses in the period in which the costs were incurred. The Company incurred transaction costs of $741 during the three months ended March 31, 2024, which were included in general and administrative expenses in the condensed consolidated statements of operations.

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2025. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2024. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

B.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

C.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, valuation of stock-based compensation awards and warrants fair value revaluation. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

The full extent to which Israel’s war with Hamas and Hezbollah may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, as well as the economic impact on local, regional, national and international markets.

D.	Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested pre-funded warrants for the Company’s Common Stock at an exercise price of $0.01 per share and $0.0001 per share, as well as A&R Warrants (as defined in Note 9A) at an exercise price of $0.0001 per share, as the Company considers these shares to be exercised for little to no additional consideration. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock and if-converted method, in accordance with Accounting Standards Codification (“ASC”) 260-10, “Earnings per Share.”

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

E.	Recent Accounting Standards

Recently adopted accounting pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The Company adopted ASU 2022-03 on January 1, 2025 and it did not have a material impact on its consolidated financial statements.

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

There were no changes in the fair value hierarchy levelling during the three months ended March 31, 2025 and year ended December 31, 2024.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	16,823	-	-	16,823

Liabilities:
Foreign exchange contracts payable	-	24	-	24
Contingent consideration	-	-	79	79
Warrants	-	-	5,904	5,904
	-	24	5,983	6,007

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	12,251	-	-	12,251
Foreign exchange contracts receivable	-	19	-	19
	12,251	19	-	12,270
Liabilities:
Contingent consideration	-	-	77	77
Warrants			2,287	2,287
	-	-	2,364	2,364

The changes in the fair value of the Company’s Level 3 warrants, which are measured on a recurring basis are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance	2,287	-
Issuance of Common Warrants	4,531	28,745
Repricing of warrants under the Inducement Letter Agreements (*)	3,300	-
Change in fair value	(4,214)	8,010
Ending balance	5,904	36,755

(*)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss. See Note 9A for further information.

The Company determined the fair value of the liabilities for the warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	March 31, 2025	March 31, 2024
Underlying value of Common Stock ($)	0.56	4.5
Exercise price ($)	0.93-2.31	2.31
Expected volatility (%)	114.2-120.7	117.8
Expected terms (years)	1.25-5	2.25
Risk-free interest rate (%)	3.9-4	4.5

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, other current assets, trade accounts payable and other accounts payable, primarily due to their short-term nature.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The Company determined the fair value of the liabilities for the contingent consideration based on a probability of discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.89% to 4.27%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the three months ended March 31, 2025 and March 31, 2024, resulted from the passage of time and discount rate revaluation.

The Company uses foreign exchange contracts (mainly options and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of March 31, 2025, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1,990 with a fair value liability of $24. As of December 31, 2024, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,413 with a fair value asset of $19.

NOTE 4 – OTHER CURRENT ASSETS

	March 31, 2025	December 31, 2024
Government institutions	127	74
Prepaid insurance	664	959
Other prepaid expenses	349	322
Grants receivable	1,237	1,171
Other	87	180
Other current assets	2,464	2,706

NOTE 5 – OTHER ACCOUNTS PAYABLE

	March 31, 2025	December 31, 2024
Employees and related institutions	762	854
Accrued expenses	2,679	3,771
Government institutions	740	630
Other	29	-
	4,210	5,255

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

B.

In March 2022, the Israeli Innovation Authority ("IIA") approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2022 through December 2022. Through March 31, 2025, the Company received NIS 1,365 (approximately $395) from the IIA with respect to this program. See note 12E for funds received after the balance sheet date.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2023 through December 2023. Through March 31, 2025, the Company received NIS 2,783 (approximately $768) from the IIA with respect to this program.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of March 31, 2025; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through March 31, 2025, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through March 31, 2025, the Company had received an aggregate amount of $8,003 (NIS 27,423) in the form of grants from the IIA. Total grants subject to royalties’ payments aggregated to approximately $7,413. As of March 31, 2025, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $8,403 including annual interest of SOFR applicable to dollar deposits.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT is subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which should be paid by the Company upon signing the agreement or the modifications. For the period between the Acquisition and March 31, 2025, the Company received grants of $4,121 from MTEC with respect to the cost reimbursement contract. During the three months ended March 31, 2025, the Company recorded $734 as a reduction of R&D expenses, net. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the condensed consolidated financial statements.

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

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $850 for the three months ended March 31, 2024.

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

On August 20, 2024, the Company filed a Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, which became effective on August 26, 2024 (the “Effective Date”). The Company’s Common Stock began trading on a Reverse Stock Split adjusted basis on the NYSE American at the opening of the markets on the Effective Date.

As a result of the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 178,958,447 shares to 18,021,173 shares. No fractional shares of Common Stock or Units (which are no longer outstanding) were issued in connection with the Reverse Stock Split. Stockholders of the Company who otherwise were entitled to receive fractional shares or Units, because they held a number of shares or Units, as applicable, not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive an additional fraction of a share of the Common Stock or Unit, as applicable, to round up to the next whole share. As a result, 125,328 shares of Common Stock were issued. The Reverse Stock Split did not change the par value of the Common Stock nor the authorized number of shares of Common Stock, preferred stock or any series of preferred stock.

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

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

Private Investment in Public Equity:

On February 22, 2023, the Company entered into a Securities Purchase Agreement to issue and sell an aggregate of 1,599,746 shares of its Common Stock and 1,461,072 pre-funded warrants (the “Pre-Funded Warrants”) at a price of $2.45 per share and $2.44 per Pre-Funded Warrant in a private placement (the “February 2023 PIPE”). The net proceeds from the PIPE were approximately $7,152, after deducting issuance costs of $333. During the year ended December 31, 2024, 533,031 Pre-Funded Warrants were exercised into 533,031 shares of Common Stock for total consideration of $6 at an exercise price of $0.01 per share of Common Stock, and 928,041 Pre-Funded Warrants were exercised into 925,607 shares of Common Stock through cashless mechanism with no consideration. As of March 31, 2025, there are no outstanding Pre-Funded Warrants.

On March 15, 2024, the effective date of the Acquisition as described in Note 1D, the Company issued to APT’s former stockholders 916,497 shares of the Company’s Common Stock 40,470 Redeemable Convertible Preferred Shares and warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock (“Merger Warrants”). Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of 100 shares of Common Stock. The Merger Warrants became exercisable at any time after the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, at an exercise price of $50.00 per share and will expire on January 28, 2027.

Concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors pursuant to which, such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and warrants to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock (the “Private Placement Warrants”), at a combined price of $231.10 per PIPE Preferred Share and an accompanying Private Placement Warrant to purchase 50 shares of common stock. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $2.31, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable from the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date. On February 25, 2025, 6,955,528 Private Placement Warrants were repriced and exercised under the Inducement Letter Agreements as defined and described below.

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Private Placement Warrants are measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

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

On February 25, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “February 2025 Registered Direct Offering”) an aggregate of 2,828,283 shares of the Company’s Common Stock, pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 805,231 shares of Common Stock, and in a concurrent private placement (the “February 2025 PIPE”, and together with the February 2025 Registered Direct Offering, the “February 2025 SPA”), (a) unregistered pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 2,305,869 shares of Common Stock at an exercise price of $0.0001 per share and (b) unregistered warrants (the “Common Warrants”, and together with the Private Pre-Funded Warrants, the “Private Warrants”) to purchase up to an aggregate of 5,939,383 shares of Common Stock at an exercise price of $0.9306 per share. Each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The Common Warrants became exercisable on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Private Warrants (the “Stockholder Approval Date”), which was obtained on April 21, 2025, and will expire on the five-year anniversary of the Stockholder Approval Date. The gross proceeds to the Company from the February 2025 SPA were $5,527, before deducting placement agent fees and other offering expenses payable by the Company of $657.

The Company accounted for the Common Warrants as liabilities as they are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Common Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

The Company allocated the total consideration from the February 2025 SPA first to the fair value of the Common Warrants and then to the Company’s Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants. The transaction costs were allocated in the same manner as the consideration. Issuance costs which were allocated to the Common Warrants were $539 and were expensed immediately, and issuance costs that were allocated to the Company’s Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants were $118 and were deducted from Additional paid in capital.

Concurrently with the February 2025 SPA on February 25, 2025, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with certain holders (the “Holders”) of the Company’s Private Placement Warrants issued on March 2024 PIPE, to purchase an aggregate of 6,955,528 shares of Common Stock, having an original exercise price of $2.311 per share (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.9306 per share in consideration of the Company’s agreement to issue new unregistered warrants (the “Inducement Warrants”) to purchase up to an aggregate of 6,955,528 shares of Common Stock. Under the Inducement Letter Agreements, the Company issued 3,961,109 shares of Common Stock and amended and restated warrants (the “A&R Warrants”) to purchase up to 2,994,419 shares of Common Stock at an exercise price of $0.0001 per share. The Inducement Warrants have an exercise price of $0.9306 per share and became exercisable on Stockholder Approval Date, which was obtained on April 21, 2025 and will expire on the five-year anniversary of the Stockholder Approval Date. The benefit from the repricing in the amount of $3,300 was recorded as an expense within Loss (income) from change in fair value of warrants in the condensed consolidated statements of operations. The gross proceeds to the Company from the Existing Warrants exercise were $6,473 prior to deducting placement agent fees and offering expenses of $412.

The terms of the Inducement Warrants are substantially the same as those of the Common Warrants and were accounted for as liabilities.

At-the-Market Sales Agreement:

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the SEC on January 2, 2024, the Company entered an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company was able to issue and sell shares of Common Stock having an aggregate offering price of up to $7,500 from time to time through Wainwright. During the three months ended March 31, 2024, the Company sold 7,518 shares of Common Stock under this agreement, at an average price of $2.71 per share, raising aggregate net proceeds of approximately $19, after deducting an aggregate commission of $1. No sales were made during the three months ended March 31, 2025 under this agreement and on February 24, 2025, the Company suspended the Open Market Offering Agreement and the related continuous offering by the Company under its registration statement on Form S-3.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

Warrants:

As of March 31, 2025, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	50.00	281,251
Merger Warrants	March 15, 2024	January 28, 2027	50.00	216,650
Private Placement Warrants	March 15, 2024	July 9, 2026	2.31	3,865,322
Registered Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	805,231
Private Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	2,305,869
Common Warrants	February 25, 2025	April 21, 2030	0.9306	5,939,383
Inducement Warrants	February 25, 2025	April 21, 2030	0.9306	6,955,528
A&R Warrants	February 25, 2025	April 21, 2030	0.0001	2,994,419
				23,363,653

B.	Stock-based Compensation:

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Three Months Ended March 31, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	2,002,365	4.09	15
Granted	-	-
Forfeited	(45,810)	3.63
Expired	(32,874)	2.85
Exercised	-	-
Outstanding at the end of period	1,923,681	4.12	11
Exercisable at the end of period	353,482	6.09
Weighted average remaining contractual life of outstanding options – years as of March 31, 2025	8.40

Warrants:

As of March 31, 2025, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders	November 27, 2017	-	-	298
Landlord Warrants	March 15, 2024	January 28, 2027	50.00	25,000
Agents Warrants	March 15, 2024	July 9, 2026	2.31	952,381
				977,679

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended March 31,
	2025	2024
Research and development expenses, net	188	65
General and administrative	471	112
	659	177

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock, fully vested pre-funded warrants for the Company’s Common Stock at an exercise price of $0.01 per share and $0.0001 per share and A&R Warrants at an exercise price of $0.0001 per share, as the Company considers these shares to be exercised for little to no additional consideration.

Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive.

The calculation of diluted loss per share for the three months ended March 31, 2025 and March 31, 2024, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options	1,923,681	519,335
Warrants	18,235,515	12,646,131
Contingent shares	200,000	200,000
Redeemable Convertible Preferred Shares	14,773,500	25,688,700

The following table presents the computation of basic and diluted loss (earnings) per share:

	Three Months Ended March 31,
	2025	2024
Basic and diluted loss per share of common stock
Numerator:
Net loss	7,659	17,327
Denominator:
Number of shares of common stock outstanding	20,770,361	5,245,684
Number of shares upon pre-funded warrants and A&R Warrants exercise	2,332,445	983,245
Number of shares upon Fully vested Warrants exercise	298	298
Total weighted-average number of shares of common stock, shares upon pre-funded warrants, A&R Warrants and Fully vested Warrants exercise used in computing basic and diluted loss per share	23,103,105	6,229,228
Basic and diluted loss per share of common stock	0.33	2.78

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 11 – SEGMENT INFORMATION

The Company operates as a single operating segment, as a clinical stage product discovery company developing products using both natural and engineered phage technologies. The Company's chief operating decision-maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated Net loss and Operating loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, regularly reviewed by the Company’s CODM, include salaries and clinical trials expenses and presented below.

	Three months ended March 31,
	2025	2024

Operating expenses:
Salaries and related expenses, other than share-based compensation	1,977	2,227
Clinical trials	3,626	1,734
Stock based compensation	659	177
Depreciation expenses	236	229
Other segment items (*)	1,258	2,418
Total Operating expenses	7,756	6,785

(*)	Other segment items include all remaining costs necessary to operate the Company’s business, which primarily include external professional services, rent, insurance and other administrative expenses, and are presented net of grants received.

The Company's Property and equipment, as well as the Company's operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of March 31,	As of December 31,
	2025	2024
Israel	5,791	6,090
United States	4,119	4,412
Total	9,910	10,502

NOTE 12 – SUBSEQUENT EVENTS

A.	On April 14, 2025, the Board of Directors approved the grant of 1,210,114 options to 37 employees, three senior officers and seven directors under the Company’s 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”), without consideration. Options were granted at an exercise price of $0.54 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

B.

On April 14, 2025, the Company granted 274,890 restricted stock units (“RSUs”) to three senior officers. The RSUs were fully vested upon issuance and are not subject to continued service with the Company. Each RSU’s fair value is the Company’s stock closing price as of the grant date, which was $0.54.

C.	On April 21, 2025, the Company’s stockholders approved the exercise of the Common Warrants and the Inducement Warrants into shares of Common Stock of the Company, in accordance with Section 713 of the NYSE American LLC Listed Company Guide, previously issued in February 2025 SPA and under the Inducement Letter Agreements.

D.

From April 1, 2025 through May 11, 2025, 402,008 Private Pre-Funded Warrants were exercised into 402,008 shares of Common Stock at an exercise price of $0.0001 and 533,453 Private Pre-Funded Warrants were exercised into 533,360 shares of Common Stock through cashless mechanism with no consideration.

E.	On May 12, 2025, the Company received the final fee of NIS 1,825 (approximately $515) from the IIA in connection with the application approved in March 2022, as described in Note 6B.

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

BiomX expects to initiate a randomized, double blind, placebo-controlled, multi-center Phase 2b study in CF patients with chronic P. aeruginosa pulmonary infections in the second quarter of 2025. The study is designed to enroll approximately 60 patients randomized at a 2:1 ratio to BX004 or placebo. Treatment is expected to be administered via inhalation twice daily for a duration of 8 weeks. The study is designed to monitor the safety and tolerability of BX004 and is designed to demonstrate improvement in microbiological reduction of P. aeruginosa burden and evaluation of effects on clinical parameters such as lung function measured by FEV1 and patient reported outcomes. During the third quarter of 2024, we experienced manufacturing delays for BX004. As a result of these delays, study results are now expected in the first quarter of 2026.

BiomX has been in communication with the FDA and additional regulatory agencies regarding the potential to use Real-World Evidence, or RWE, to explore the link between P. aeruginosa reduction and improved clinical outcomes. RWE is clinical evidence on the usage, benefits, or risks of a medical product derived from real-world data, which includes sources such as electronic health records, claims data, patient registries, wearable devices, and observational studies. We anticipate further discussion with the FDA and European Committee for Medicinal Products for Human Use in 2025 to discuss our proposed plan to use RWE to support potential future regulatory filings.

BX211 – Treatment of Diabetic Foot Osteomyelitis, or DFO

BX211 is a phage therapy for the treatment of DFO associated with Staphylococcus aureus, or S. aureus, a bacterium associated with the development and exacerbation of inflammation in atopic dermatitis. The phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrating the potential benefit in treating osteomyelitis using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFO patient support our approach of using phage therapy to treat DFO.

In March 2025, we announced positive results from the phase 2 trial evaluating BX211 for the treatment of DFO, or the DFO Trial. The DFO Trial is a randomized, double-blind, placebo-controlled, multi-center study investigating the safety, tolerability, and efficacy of BX211 to treat individuals with DFO associated with S. aureus. The DFO Trial enrolled a total of 41 patients randomized for treatment at a 2:1 ratio, 26 of whom received intravenous, or IV, and topical administration of BX211 on week 1 followed by a topical weekly dose through week 12, while 15 patients were assigned to the placebo arm. Over the 12-week treatment period, all subjects (treatment and placebo) were also treated in accordance with standard of care, including with systemic antibiotic therapy as appropriate. A readout of the DFO Trial results at week 13 evaluated healing of the wound associated with osteomyelitis. The primary efficacy endpoint was percent area reduction, or PAR, of study ulcer through week 13. Study design was guided in part by experience with numerous compassionate cases using phage therapy for the treatment of DFO and osteomyelitis.

Results from the DFO Trial findings included:

●	BX211 was found to be safe and well-tolerated.

●	BX211 produced sustained and statistically significant PAR of ulcer size (p = 0.046 at week 12; p=0.052 at week 13), with a separation from placebo (standard of care) starting at week 7 and a difference greater than 40% by week 10.

●	BX211 produced statistically significant improvements in both ulcer depth at week 13 (in patients with ulcer depth defined as bone at baseline) (p=0.048), and in reducing the expansion of ulcer area (p=0.017), compared to placebo.

●	BX211 demonstrated favorable trends compared to placebo across several additional clinical parameters, including: proportion of visits with no clinical evidence of infection; evidence of resolving DFO by MRI/X-ray at week 12; proportion of patients with abnormal C-Reactive Protein, or CRP, at baseline that achieved a reduction of CRP of at least 50% at any point in the study; and greater Wagner scale improvement. The Wagner Scale is a clinical grading system used to classify the severity of diabetic foot ulcers, ranging from 0 (intact skin) to 5 (extensive gangrene).

●	Through week 13, BX211 demonstrated comparable efficacy against both Methicillin-susceptible and resistant strains, as well as against high and low biofilm producers—consistent with the orthogonal mechanism of phage therapy to antibiotics and its inherent anti-biofilm capabilities.

All p-values described in the above DFO Trial are non-adjusted.

BiomX is planning for a phase 2/3 trial of BX211, pending FDA feedback and availability of cash resources.

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

Discontinued programs

BX005 – Treatment of Atopic Dermatitis, or AD

BX005 is our topical phage product candidate targeting S. aureus. S. aureus is more abundant on the skin of AD patients than on the skin of healthy individuals and on lesional skin than non-lesional skin. It also increases in abundance, becoming the dominant bacteria, when patients experience flares. By reducing the load of S. aureus, BX005 is designed to shift the skin microbiome composition to its ‘pre-flare’ state and potentially provide a clinical benefit. In preclinical in vitro studies, BX005 was shown to eradicate over 90% of strains, including antibiotic resistant strains, from a panel of S. aureus strains (120 strains isolated from skin of subjects from the U.S. and Europe). On April 8, 2022, the FDA approved the Company’s Investigational New Drug (IND) application for BX005.

In 2024, we discontinued the development of BX005, choosing instead to focus our resources on our Cystic Fibrosis and DFO programs.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following table summarizes our consolidated results of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months ended March 31,
	2025	2024
	USD in thousands
Research and development (“R&D”) expenses, net	5,250	4,105
General and administrative expenses	2,506	2,680
Operating loss	7,756	6,785
Other expenses (income)	6	(88)
Interest expenses	5	850
Loss (income) from change in fair value of warrants	(914)	8,010
Finance expense, net	805	1,765
Loss before tax	7,658	17,322
Tax expenses	1	5
Net loss	7,659	17,327
Basic and diluted loss per share of Common Stock	0.33	2.78
Weighted average number of shares used in computing basic and diluted loss per share of Common Stock	23,103,105	6,229,228

R&D expenses, net (net of grants received from the Medical Technology Enterprise Consortium (“MTEC”) were $5.2 million for the three months ended March 31, 2025, compared to $4.1 million for the same period in 2024. The increase of $1.1 million, or 27%, is primarily due to the following factors:

●	preparations for Phase 2b in the clinical trial of our CF product candidate, BX004;

●	an increase in expenses relating to the DFO Trial; and

●	an increase in rent and related expenses following the APT Acquisition.

The increase was partly offset by decreased salaries and share-based compensation expenses due to workforce reduction, as well as higher grants received. During the three months ended March 31, 2025, the Company recorded $0.7 million of MTEC grants, compared to $0.2 million grants recorded in the same period in 2024.

General and administrative expenses were $2.5 million for the three months ended March 31, 2025, compared to $2.7 million for the same period in 2024. The decrease of $0.2 million, or 7%, is primarily due to expenses incurred during 2024 in connection with the Acquisition completed in March 2024. Such decrease was partly offset by increased salaries and share-based compensation expenses.

Other expenses were $6,000 for the three months ended March 31, 2025, compared to Other income of $88,000 for the same period in 2024. The decrease in other income resulted primarily from the termination of a sublease agreement for a portion of our office space in Ness Ziona, Israel.

Interest expenses were $5,000 for the three months ended March 31, 2025, compared to $850,000 for the three months ended March 31, 2024. The decrease of $845,000, or 99%, is due to repayment of the loan under the Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, in March 2024. Interest in the 2025 period was related to an existing loan to APT from the U.S. Small Business Administration.

Income from change in fair value of warrants was $0.9 million for the three months ended March 31, 2025, compared to a loss of $8 million for the three months ended March 31, 2024. The increase of $8.9 million, or 111%, is primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability, as well as to the issuance of warrants under the February 2025 Financing, as such term is defined below.

Finance expense, net, was $0.8 million for the three months ended March 31, 2025, compared to $1.8 million for the three months ended March 31, 2024, and primarily consisted of transaction costs incurred in connection with the February 2025 Financing and the March 2024 PIPE, respectively.

Basic and diluted loss per share of Common Stock was $0.33 for the three months ended March 31, 2025, compared to $2.78 for the three months ended March 31, 2024. The decrease of $2.45 was primarily attributable to a lower net loss and an increase in the weighted average number of shares of Common Stock outstanding due to share issuances under the February 2025 Financing.

Liquidity and Capital Resources

We believe our cash, cash equivalents and restricted cash on hand will be sufficient to meet our working capital and capital expenditure requirements into the first quarter of 2026. We currently plan to continue to focus primarily on the development of BX004, our product candidate for treating CF and BX211, our product candidate for treating DFO. Although we recently completed the February 2025 Financing and before then the March 2024 PIPE, we will likely require additional funds to support our operating expenses and capital requirements. Accordingly, we have implemented cost cutting measures, and are exploring and expect to further explore, raising such additional funds through public or private equity, debt financing, loans, government or other grants or collaborative agreements or from other sources. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If certain disruptions due to, for instance, the war with Hamas and Hezbollah, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements. As a result of these factors, management believes that there is substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	USD in thousands
Net cash used in operating activities	(8,712)	(11,356)
Net cash provided by investing activities	51	663
Net cash provided by financing activities	11,913	38,975
Net increase in cash and cash equivalents	3,252	28,282
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(31)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.7 million, primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $1.0 million. Non-cash charges for the three months ended March 31, 2025 consisted primarily of income from change in fair value of warrants of $0.9 million, stock-based compensation expenses of 0.7 million and depreciation expenses of $0.2 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $0.2 million, as well as a decrease in other accounts payable of $1.1 million and a decrease in other current assets of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $11.4 million, primarily due to a net loss of $17.3 million, mostly due to our R&D, general and administrative expenses, and due to changes in our operating assets and liabilities of $2.7 million. This was partly offset by non-cash charges of $8.7 million. Non-cash charges for the three months ended March 31, 2024 consisted primarily of loss from change in fair value of warrants of $8.0 million and Private Placement Warrants issuance cost in amount of $0.7 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $1.8 million and net change in operating lease of $1.4 million. Such decrease was partly offset by the change in other current and non-current assets of $0.6 million.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $0.1 million, mainly consisting of proceeds from sale of property and equipment.

During the three months ended March 31, 2024, net cash provided by investing activities was $0.7 million, consisting of cash and restricted cash acquired from the Acquisition.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly options and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of March 31, 2025, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2.0 million with a fair value liability of $24,000. As of March 31, 2024, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1.7 million with a fair value asset of $0.1 million.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $11.9 million, mainly consisting of the issuance of Common Stock and warrants under the February 2025 Financing as well as exercise of warrants.

During the three months ended March 31, 2024, net cash provided by financing activities was $39.0 million, mainly consisting of the issuance of Redeemable Convertible Preferred Shares and the Private Placement Warrants in the March 2024 PIPE in the amount of $21.3 million and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million.

On March 19, 2024, we prepaid the entire balance due under the Hercules Loan Agreement of $10,428,000. The prepayment included an end of term charge of $983,000 and accrued interest of $69,000. We received a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount, equaling $94,000.

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the 2023 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, with Wainwright as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the 2023 ATM Agreement. On February 24, 2025, we suspended the ATM Agreement and the related continuous offering by us under an effective registration Statement on Form S-3. We may resume use of the ATM Agreement in the future.

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

On February 25, 2025, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell, (i) in a registered direct offering, or the February 2025 Registered Direct Offering): (a) an aggregate of 2,828,283 shares of our Common Stock, and (b) pre-funded warrants, or the Registered Pre-Funded Warrants, to purchase up to an aggregate of 805,231 shares of Common Stock, and (ii) in a concurrent private placement, or the February 2025 PIPE and together with the February 2025 Registered Direct Offering, the February 2025 SPA, (a) unregistered pre-funded warrants, or the Private Pre-Funded Warrants, to purchase up to an aggregate of 2,305,869 shares of Common Stock, and (b) unregistered warrants, or the Common Warrants, to purchase up to an aggregate of 5,939,383 shares of Common Stock. Each Share (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each Share (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The gross proceeds to the Company from the February 2025 SPA were $5.5 million, before deducting placement agent fees and other offering expenses payable by the Company of $0.7 million. Through May 11, 2025, 402,008 Private Pre-Funded Warrants were exercised into 402,008 shares of Common Stock at an exercise price of $0.0001 and 533,453 Private Pre-Funded Warrants were exercised into 533,360 shares of Common Stock through cashless for no additional consideration.

In addition, on February 25, 2025, we entered into inducement letter agreements, or the Inducement Letter Agreements, with certain holders, or the Holders, of certain of their existing warrants to purchase an aggregate of 6,955,528 shares of Common Stock, originally issued to the Holders on under the March 2024 PIPE, having an original exercise price of $2.311 per share, or the Existing Warrants. The shares of Common Stock issued upon the exercise of the Existing Warrants are registered pursuant to an effective Registration Statement on Form S-3. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.9306 per share, or the February 2025 Warrant Exercise, in consideration of our agreement to issue new unregistered warrants, or the Inducement Warrants, to purchase up to an aggregate of 6,955,528 shares of Common Stock at an exercise price of $0.9306 per share. In connection with the February 2025 Warrant Exercise, we agreed that, in the event that any February 2025 Warrant Exercise would otherwise require the Company to issue a number of shares of Common Stock in excess of the number of shares of Common Stock that the Holder may acquire without exceeding the beneficial ownership limitations, or the Beneficial Ownership Limitation, set forth in the Existing Warrants (or, if applicable and at the Holder’s election, 9.99%) (such excess shares, the Excess Existing Warrant Shares), (i) the Company shall issue to the Holder the maximum number of Existing Warrant Shares that the Holder is entitled to receive without exceeding the Beneficial Ownership Limitation, as directed by the Holder, and (ii) in lieu of issuing any Excess Existing Warrant Shares, (x) the Existing Warrant shall automatically be amended and restated in its entirety as set in the Letter Agreement, or, following such amendment, the Amended and Restated Warrant. The gross proceeds to the Company from the February 2025 Warrant Exercise were $6.5 million prior to deducting placement agent fees and offering expenses of $0.4 million. We refer to the February 2025 Warrant Exercise and the February 2025 SPA, as the February 2025 Financing.

Outlook

We have accumulated a deficit of $188.4 million since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of March 31, 2025, which consisted primarily of cash, cash equivalents and restricted cash of approximately $21.2 million will be sufficient to fund our operations into the first quarter of 2026.

Consistent with our ongoing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity, issuance of debt securities, loans, and possibly additional grants from the Israeli Innovation Authority, or IIA, MTEC or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

No.	Description of Exhibit
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024).
3.2	Amended and Restated Bylaws of the Company, as amended on April 11, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 15, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: May 15, 2025	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)