Form 10-Q
period 2025-06-30
BiomX Inc.
filed 2025-08-13
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of August 11, 2025 was 26,533,888.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, our clinical and pre-clinical development program, including timing, milestones and the design thereof, including acceptance of regulatory agencies of such design, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates and the sufficiency of financial resources and financial needs and ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology and potential success thereof;

●	political, economic and military instability in the State of Israel, and in particular, the war in Iran, Gaza and Lebanon, additional potential conflicts with other middle eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

ii

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance; and

●	potential security breaches, including cybersecurity incidents.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS

Current assets

Cash and cash equivalents	14,046	16,856
Restricted cash	979	958
Other current assets	1,610	2,706
Total current assets	16,635	20,520

Non-current assets
Non-current restricted cash	161	161
Operating lease right-of-use assets	4,959	5,457
Property and equipment, net	4,245	5,045
In-process Research and development asset	12,050	12,050
Total non-current assets	21,415	22,713
	38,050	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	June 30, 2025	December 31, 2024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	2,178	1,882
Current portion of lease liabilities	1,233	1,130
Other accounts payable	2,851	5,255
Total current liabilities	6,262	8,267

Non-current liabilities
Operating lease liabilities, net of current portion	8,143	8,454
Other liabilities	80	77
Warrants	4,405	2,287
Total non-current liabilities	12,628	10,818

Commitments and Contingencies (Note 6)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized – 1,000,000 shares as of June 30, 2025 and December 31, 2024. Issued and outstanding- 147,735 as of June 30, 2025 and December 31, 2024.	18,645	18,645
Common Stock, $0.0001 par value; Authorized – 750,000,000 shares as of June 30, 2025 and December 31, 2024. Issued and outstanding- 26,443,257 shares as of June 30, 2025 and 18,176,661 shares as of December 31, 2024.	7	6

Additional paid in capital	194,901	186,194
Accumulated deficit	(194,393)	(180,697)
Total stockholders’ equity	19,160	24,148
	38,050	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development (“R&D”) expenses, net	5,014	6,897	10,264	11,002
General and administrative expenses	2,419	2,828	4,925	5,508

Operating loss	7,433	9,725	15,189	16,510

Other expenses (income)	70	(2,017)	76	(2,105)
Interest expenses	5	13	10	863
Income from change in fair value of warrants	(1,498)	(11,868)	(2,412)	(3,858)
Finance expense (income), net	25	(329)	830	1,436
Loss (income) before tax	6,035	(4,476)	13,693	12,846

Tax expenses	2	5	3	10

Net loss (income)	6,037	(4,471)	13,696	12,856

Basic loss (earnings) per share of Common Stock	0.19	(0.14)	0.50	1.95
Diluted loss per share of Common Stock	0.19	0.69	0.50	1.95

Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	31,308,396	6,980,943	27,250,021	6,605,952
Weighted average number of shares used in computing diluted loss per share of Common Stock	31,308,396	10,750,194	27,250,021	6,605,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance as of January 1, 2025	147,735	18,645	18,176,661	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs (**)			2,828,283	*	878		878
Issuance of Common Stock under Inducement Letter Agreements (**)			3,961,109	1	6,472		6,473
Stock-based compensation expenses					659		659
Net loss			-	-	-	(7,659)	(7,659)

Balance as of March 31, 2025	147,735	18,645	24,966,053	7	194,203	(188,356)	24,499

Exercise of Private Pre-Funded Warrants and Common Warrants (**)			1,202,314	*	2	-	2
Issuance of Common Stock upon restricted stock units vesting (***)			274,890	*	-	-	*
Stock-based compensation expenses					696		696
Net loss						(6,037)	(6,037)

Balance as of June 30, 2025	147,735	18,645	26,443,257	7	194,901	(194,393)	19,160

(*)	Less than $1.
(**)	See Note 9A.
(***)	See Note 9B.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED SHARES AND IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Redeemable Convertible Preferred Shares		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency)
Balance as of January 1, 2024	-	-	-	-	4,723,380	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (**)	40,470	12,561			916,497	1	3,227	-	3,228
Exercise of Pre-Funded Warrants into shares of Common Stock (**)					477,827	*	5	-	5
Issuance of Common Stock under At the Market Sales Agreement, net of $1 issuance costs (**)					7,518	*	19	-	19
Stock-based compensation expenses					-	-	909	-	909
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859			-	-	541		541
Net loss					-	-		(17,327)	(17,327)
Balance as of March 31, 2024	256,887	32,420	-	-	6,125,222	4	170,749	(180,297)	(9,544)

Exercise of Pre-Funded Warrants into shares of Common Stock (**)					980,811	1	-	-	1
Stock-based compensation expenses					-	-	77	-	77
Reclassification of Redeemable Convertible Preferred Shares to equity	(256,887)	(32,420)	256,887	32,420	-	-	-	-	32,420
Net income			-	-	-	-	-	4,471	4,471

Balance as of June 30, 2024	-	-	256,887	32,420	7,106,033	5	170,826	(175,826)	27,425

(*)	Less than $1.
(**)	See Note 9A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(13,696)	(12,856)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation	528	560
Stock-based compensation	1,355	254
Finance expense (income), net	247	(506)
Revaluation of contingent consideration	3	(2)
Income from change in fair value of warrants	(2,412)	(3,858)
Private Placement Warrants issuance cost	-	732
Change in contract liability	-	(1,976)
Loss from sale and disposal of property and equipment, net	165	97

Changes in operating assets and liabilities:
Other current assets	1,096	803
Trade accounts payable	294	(2,229)
Other accounts payable	(2,404)	(2,921)
Net change in operating leases	3	(691)
Net cash used in operating activities	(14,821)	(22,593)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	-	663
Proceeds from sale of property and equipment	109	63
Purchases of property and equipment	-	(9)
Net cash provided by investing activities	109	717

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under February 2025 SPA	996	-
February 2025 SPA issuance costs	(118)	-
Issuance of Common Warrants under February 2025 SPA	4,531	-
Issuance of Common Stock under Inducement Letter Agreements	6,473	-
Issuance of Private Placement Warrants under March 2024 PIPE	-	28,745
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	-	21,269
March 2024 PIPE issuance costs	-	(507)
Pre-Funded Warrants and Common Warrants exercise	2	6
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	-	19
Issuance cost from the APT acquisition		(13)
Repayment of long-term debt	-	(10,747)
Net cash provided by financing activities	11,884	38,772

Increase (decrease) in cash and cash equivalents and restricted cash	(2,828)	16,896
Effect of exchange rate changes on cash and cash equivalents and restricted cash	39	(46)
Cash and cash equivalents and restricted cash at the beginning of the period	17,975	15,864
Cash and cash equivalents and restricted cash at the end of the period	15,186	32,714

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	14,046	31,611
Restricted cash	1,140	1,103
Total cash and cash equivalents and restricted cash	15,186	32,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	10	1,419
Taxes paid	3	7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in other accounts payable and trade accounts payable	2	10
March 2024 PIPE issuance cost	-	1,685
Issuance cost from the APT acquisition	-	38
Issuance of Common Stock under the APT acquisition	-	3,041
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	-	12,610
Issuance of Merger Warrants under the APT acquisition	-	200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL

A.	General information

BiomX Inc. (individually, and together with its subsidiaries, BiomX Ltd. (“BiomX Israel”), RondinX Ltd. and Adaptive Phage Therapeutics LLC (“APT”), the “Company” or “BiomX”) was incorporated in 2017. The Company’s shares of common stock, par value $0.0001 per share (“Common Stock”), are traded on the NYSE American under the symbol PHGE.

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

B.	Israel’s conflicts in the middle east

On October 7, 2023, an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. In response, the Security Cabinet of the State of Israel declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, Hezbollah, an Islamist terrorist group that controls large portions of southern Lebanon, and Iran attacked military and civilian targets in Israel, both directly and through proxies such as the Houthi movement in Yemen, armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting certain Syrian military assets. While a ceasefire agreement was reached with Hezbollah in Lebanon in November 2024, there can be no assurance that this agreement will be maintained. Military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Furthermore, the fall of the Assad regime in Syria may create additional geopolitical instability in the region.

On June 12, 2025, Israel conducted a series of preemptive defensive airstrikes in Iran targeting Iran’s nuclear program and military commanders. On June 24, 2025, a ceasefire between Israel and Iran was reached, and as of August 11, 2025, there has been no further escalation of hostilities have been reported. However, there is no assurance that the ceasefire will be upheld and military activity and hostilities may continue to exist at varying levels of intensity.

BiomX headquarters are located in Ness Ziona, Israel, as well as its operations. In addition, most of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

While a few employees of the Company were called to reserve duty in the Israel Defense Forces, the ongoing war with Hamas, Hezbollah and Iran has not, since its inception, materially impacted BiomX’s business or operations. Furthermore, BiomX does not expect any delays to its programs as a result of the situation. However, since this is an event beyond the Company’s control, its continuation or cessation may affect our expectations. The Company continues to monitor its ongoing activities and will make any needed adjustments to ensure continuity of its business.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 1 – GENERAL (Cont.)

C.	Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $194,393 as of June 30, 2025. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds are not sufficient to fund its operations for at least one year from the issuance date of these financial statements. Increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

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

The Acquisition-related transaction costs were accounted for as expenses in the period in which the costs were incurred. The Company incurred transaction costs of $133 and $874 during the three and six months ended June 30, 2024, respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations.

The unaudited pro forma financial information below summarizes the combined results of operations for BiomX Inc. (including its wholly owned subsidiaries, BiomX Israel and RondinX Ltd.) and APT. The unaudited pro forma financial information includes adjustments to reflect certain business combination effects, including: acquisition-related costs incurred by both parties and reversal of certain costs incurred by BiomX Inc. which would not have been incurred had the acquisition occurred on January 1, 2024. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2024.

The following unaudited table provides certain pro forma financial information for the six months ended June 30, 2024, as if the Acquisition occurred on January 1, 2024:

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

The full extent to which Israel’s war with Iran, Hamas and Hezbollah may directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are uncertain, as well as the economic impact on local, regional, national and international markets.

D.	Basic and diluted loss (earnings) per share

Basic loss (earnings) per share is computed by dividing net loss (earnings) by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested pre-funded warrants for the Company’s Common Stock at an exercise price of $0.01 per share and $0.0001 per share, as well as A&R Warrants (as defined in Note 9A) at an exercise price of $0.0001 per share, as the Company considers these shares to be exercised for little to no additional consideration. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock and if-converted method, in accordance with Accounting Standards Codification (“ASC”) 260-10, “Earnings per Share.”

The Company computes net loss (earnings) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Redeemable Convertible Preferred Shares to be participating securities as the holders of the Redeemable Convertible Preferred Shares would be entitled to dividends that would be distributed to the holders of Common Stock, on a pro-rata basis assuming conversion of all Redeemable Convertible Preferred Shares into shares of Common Stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

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

There were no changes in the fair value hierarchy levelling during the three and six months ended June 30, 2025 and the year ended December 31, 2024.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	11,188	-	-	11,188
Foreign exchange contracts receivable		93		93
	11,188	93	-	11,281

Liabilities:
Contingent consideration	-	-	80	80
Warrants	-	-	4,405	4,405
	-		4,485	4,485

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	12,251	-	-	12,251
Foreign exchange contracts receivable	-	19	-	19
	12,251	19	-	12,270
Liabilities:
Contingent consideration	-	-	77	77
Warrants			2,287	2,287
	-	-	2,364	2,364

The changes in the fair value of the Company’s Level 3 warrants, which are measured on a recurring basis are as follows:

	June 30, 2025	December 31, 2024
Beginning balance	2,287	-
Issuance of Private Placement Warrants	-	28,745
Issuance of Common Warrants	4,531	-
Repricing of warrants under the Inducement Letter Agreements (*)	3,300	-
Common Warrants exercise	(1)	-
Change in fair value	(5,712)	(26,458)
Ending balance	4,405	2,287

(*)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss. See Note 9A for further information.

The Company determined the fair value of the liabilities for the warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	June 30, 2025	December 31, 2024
Underlying value of Common Stock ($)	0.45	0.73
Exercise price ($)	0.93-2.31	2.31
Expected volatility (%)	114-122.4	120.1
Expected terms (years)	1-4.8	1.5
Risk-free interest rate (%)	3.8-3.9	4.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The Company determined the fair value of the liabilities for the contingent consideration based on a probability of discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.72% to 4.52%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the three and six months ended June 30, 2025 and June 30, 2024, resulted from the passage of time and discount rate revaluation.

The Company uses foreign exchange contracts (mainly options and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of June 30, 2025, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1,600 with a fair value asset of $93. As of December 31, 2024, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,413 with a fair value asset of $19.

NOTE 4 – OTHER CURRENT ASSETS

	June 30, 2025	December 31, 2024
Government institutions	110	74
Prepaid insurance	378	959
Other prepaid expenses	315	322
Grants receivable	690	1,171
Other	117	180
Other current assets	1,610	2,706

NOTE 5 – OTHER ACCOUNTS PAYABLE

	June 30, 2025	December 31, 2024
Employees and related institutions	822	854
Accrued expenses	1,371	3,771
Government institutions	658	630
Other accounts payable	2,851	5,255

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

B.

In March 2022, the Israeli Innovation Authority (“IIA”) approved an application for a total budget of NIS 13,004 (approximately $4,094) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2022 through December 2022. On May 12, 2025, the Company received the final grant of NIS 1,825 (approximately $515) under this program. Through June 30, 2025, the Company received a total of NIS 3,191 (approximately $910) from the IIA with respect to this program.

In March 2023, the IIA approved an application for a total budget of NIS 11,283 (approximately $3,164) in relation to the Company’s cystic fibrosis product candidate. The IIA committed to fund 30% of the approved budget. The program was for the period beginning January 2023 through December 2023. On June 18, 2025, the Company received the final grant of NIS 602 (approximately $172) under this program. Through June 30, 2025, the Company received NIS 3,385 (approximately $940) from the IIA with respect to this program.

According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of June 30, 2025; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net.

Through June 30, 2025, total grants approved from the IIA aggregated to approximately $9,353 (NIS 32,068). Through June 30, 2025, the Company had received an aggregate amount of $8,690 (NIS 29,850) in the form of grants from the IIA. See note 12 for further grants received after the balance sheet date. Total grants subject to royalties’ payments aggregated to approximately $8,100. As of June 30, 2025, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $9,184 including annual interest of SOFR applicable to dollar deposits.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT is subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which should be paid by the Company upon signing the agreement or the modifications. For the period between the Acquisition and June 30, 2025, the Company received grants of $5,031 from MTEC with respect to the cost reimbursement contract. During the three and six months ended June 30, 2025 and 2024, the Company recorded $624, $1,358, $757 and $953 as a reduction of R&D expenses, net, respectively. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the condensed consolidated financial statements.

NOTE 8 – LONG-TERM DEBT

On August 16, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), with respect to a venture debt facility. Under the Loan Agreement, $15,000 was advanced to the Company on the date the Loan Agreement was executed. On March 19, 2024, the Company prepaid the entire balance under the Loan Agreement in a total of $10,428.

Interest expense relating to the term loan, which is included in interest expense in the condensed statements of operations was $850 for the three and six months ended June 30, 2024.

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

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE (as defined below), respectively. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 10,915,200 shares of the Company’s Common Stock. See note 12 for further information regarding Redeemable Convertible Preferred Shares that were converted after the balance sheet date.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

On February 25, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “February 2025 Registered Direct Offering”) an aggregate of 2,828,283 shares of the Company’s Common Stock, pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 805,231 shares of Common Stock, and in a concurrent private placement (the “February 2025 PIPE”, and together with the February 2025 Registered Direct Offering, the “February 2025 SPA”), (a) unregistered pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 2,305,869 shares of Common Stock at an exercise price of $0.0001 per share and (b) unregistered warrants (the “Common Warrants”, and together with the Private Pre-Funded Warrants, the “Private Warrants”) to purchase up to an aggregate of 5,939,383 shares of Common Stock at an exercise price of $0.9306 per share. Each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The Common Warrants became exercisable on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Private Warrants (the “Stockholder Approval Date”), which was obtained on April 21, 2025, and will expire on the five-year anniversary of the Stockholder Approval Date. The gross proceeds to the Company from the February 2025 SPA were $5,527, before deducting placement agent fees and other offering expenses payable by the Company of $657. Through June 30, 2025, 400,091 Private Pre-Funded Warrants and 1,917 Common Warrants were exercised at an exercise price of $0.0001 and 0.9306 per share, respectively, into 402,008 shares of Common Stock. Additionally, 800,455 Private Pre-Funded Warrants were exercised into 800,306 shares of Common Stock through cashless mechanism for no additional consideration.

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

Concurrently with the February 2025 SPA on February 25, 2025, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with certain holders (the “Holders”) of the Company’s Private Placement Warrants issued on March 2024 PIPE, to purchase an aggregate of 6,955,528 shares of Common Stock, having an original exercise price of $2.311 per share (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.9306 per share in consideration of the Company’s agreement to issue new unregistered warrants (the “Inducement Warrants”) to purchase up to an aggregate of 6,955,528 shares of Common Stock. Under the Inducement Letter Agreements, the Company issued 3,961,109 shares of Common Stock and amended and restated warrants (the “A&R Warrants”) to purchase up to 2,994,419 shares of Common Stock at an exercise price of $0.0001 per share. The Inducement Warrants have an exercise price of $0.9306 per share and became exercisable on Stockholder Approval Date, which was obtained on April 21, 2025 and will expire on the five-year anniversary of the Stockholder Approval Date. The benefit from the repricing in the amount of $3,300 was recorded as an expense within Income from change in fair value of warrants in the condensed consolidated statements of operations. The gross proceeds to the Company from the Existing Warrants exercise were $6,473 prior to deducting placement agent fees and offering expenses of $412.

The terms of the Inducement Warrants are substantially the same as those of the Common Warrants and were accounted for as liabilities.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

At-the-Market Sales Agreement:

In December 2023, pursuant to a registration statement on Form S-3 declared effective by the SEC on January 2, 2024, the Company entered an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company was able to issue and sell shares of Common Stock having an aggregate offering price of up to $7,500 from time to time through Wainwright. During the six months ended June 30, 2024, the Company sold 7,518 shares of Common Stock under this agreement, at an average price of $2.71 per share, raising aggregate net proceeds of approximately $19, after deducting an aggregate commission of $1. No sales were made during the three months ended March 31, 2025 under this agreement and on February 24, 2025, the Company suspended the Open Market Offering Agreement and the related continuous offering by the Company under its registration statement on Form S-3.

Warrants:

As of June 30, 2025, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	50.00	281,251
Merger Warrants	March 15, 2024	January 28, 2027	50.00	216,650
Private Placement Warrants	March 15, 2024	July 9, 2026	2.31	3,865,322
Registered Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	805,231
Private Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	1,105,323
Common Warrants	February 25, 2025	April 21, 2030	0.9306	5,937,466
Inducement Warrants	February 25, 2025	April 21, 2030	0.9306	6,955,528
A&R Warrants	February 25, 2025	April 21, 2030	0.0001	2,994,419
				22,161,190

B.	Stock-based Compensation:

On April 14, 2025, the Board of Directors approved the grant of 1,210,116 options to 37 employees, three senior officers and seven directors under the Company’s 2019 Omnibus Long-Term Incentive Plan, without consideration. Options were granted at an exercise price of $0.54 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	2,002,365	4.09	15
Granted	1,210,116	0.54
Forfeited	(170,460)	3.63
Expired	(38,662)	2.83
Exercised	-	-
Outstanding at the end of period	3,003,359	2.70	9
Exercisable at the end of period	363,382	6.08
Weighted average remaining contractual life of outstanding options – years as of June 30, 2025	8.79

Warrants:

As of June 30, 2025, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders	November 27, 2017	-	-	298
Landlord Warrants	March 15, 2024	January 28, 2027	50.00	25,000
Agents Warrants	March 15, 2024	July 9, 2026	2.31	952,381
				977,679

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses, net	279	(2)	467	63
General and administrative	417	79	888	191
	696	77	1,355	254

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – BASIC AND DILUTED LOSS (EARNINGS) PER SHARE

The calculation of diluted loss per share for the three and six months ended June 30, 2025 and June 30, 2024, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	3,003,359	507,141	3,003,359	507,141
Warrants	18,233,598	1,825,281	18,233,598	12,646,131
Contingent shares	200,000	200,000	200,000	200,000
Redeemable Convertible Preferred Shares	14,773,500	25,688,700	14,773,500	25,688,700

The following table presents the computation of basic and diluted loss (earnings) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic loss (earnings) per share of common stock
Numerator:
Net loss (income)	6,037	(4,471)	13,696	12,856
Amount allocated to Redeemable Convertible Preferred Shares	-	(3,516)	-	-
Net loss (income) attributable to shares of common stock	6,037	(955)	13,696	12,856
Denominator:
Number of shares of common stock outstanding	25,202,579	6,980,645	23,009,779	6,605,654
Number of shares upon pre-funded warrants exercise	6,105,519	-	4,239,944	-
Number of shares upon fully vested Warrants exercise	298	298	298	298
Total weighted-average number of shares of common stock, shares upon pre-funded warrants and fully vested warrants exercise used in computing basic loss (earnings) per share	31,308,396	6,980,943	27,250,021	6,605,952
Basic loss (earnings) per share of common stock	0.19	(0.14)	0.50	1.95
Diluted net loss per share of common stock
Numerator:
Net loss (income)	6,037	(4,471)	13,696	12,856
Change in fair value of Private Placement Warrants	-	11,868	-	-
Diluted net loss	6,037	7,397	13,696	12,856
Denominator:
Weighted-average number of shares of common stock outstanding	31,308,396	6,980,943	27,250,021	6,605,952
Private Placement Warrants	-	3,769,251	-	-
Weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	31,308,396	10,750,194	27,250,021	6,605,952
Diluted net loss per share of common stock	0.19	0.69	0.50	1.95

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 11 – SEGMENT INFORMATION

The Company operates as a single operating segment, as a clinical stage product discovery company developing products using both natural and engineered phage technologies. The Company’s chief operating decision-maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated Net loss and Operating loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, regularly reviewed by the Company’s CODM, include salaries and clinical trials expenses and presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Salaries and related expenses, other than share-based compensation	1,932	3,521	3,909	5,900
Clinical trials	3,424	3,034	7,049	4,720
Stock based compensation	696	77	1,355	254
Depreciation expenses	292	331	528	560
Other segment items (*)	1,089	2,762	2,348	5,076
Total Operating expenses	7,433	9,725	15,189	16,510

(*)	Other segment items include all remaining costs necessary to operate the Company’s business, which primarily include external professional services, rent, insurance and other administrative expenses, and are presented net of grants received.

The Company’s Property and equipment, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of June 30,	As of December 31,
	2025	2024
Israel	5,516	6,090
United States	3,688	4,412
Total	9,204	10,502

NOTE 12 – SUBSEQUENT EVENTS

A.

On July 17, 2025, the Company received the final grant of NIS 816 (approximately $243) from the IIA in connection with a program approved in August 2021 to support upgrading the Company’s manufacturing capabilities.

B.	On July 17, 2025, 223 Redeemable Convertible Preferred Shares were converted into 22,300 shares of Common Stock.

C.

In July 2025, BiomX Israel notified the lessor of its intention not to exercise the option to extend the lease agreement for an additional five-year period beginning on December 1, 2025, related to its office space in Ness Ziona, Israel. In accordance with the lease terms, BiomX Israel may be required to repay the lessor the remaining balance of previously reimbursed leasehold improvements costs, amounting to approximately $500. At this stage, BiomX Israel is in preliminary negotiations regarding a modification to the existing lease agreement and is also evaluating potential alternatives.

D.	From July 1, 2025 through August 11, 2025, 68,331 Private Pre-Funded Warrants were exercised into 68,331 shares of Common Stock at an exercise price of $0.0001 per share.

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

On March 6, 2024, we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 916,497 shares of BiomX common stock, 40,470 shares of Series X Preferred Stock, or Redeemable Convertible Preferred Shares, convertible upon stockholder approval into 4,047,000 shares of BiomX common stock, and warrants, or the Merger Warrants, exercisable for 216,650 shares of BiomX common stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX.

On May 1, 2025, APT’s Exclusive License with the United States Navy expired by its terms.

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

Results from Part 1 of the Phase 1b/2a trial included the following findings: No safety events related to treatment with BX004 occurred; Mean P. aeruginosa colony forming units, at Day 15 (compared to baseline): -1.42 log (BX004) vs. +1.26- log (placebo). This 2.7 log₁₀ CFU/g treatment effect was seen on top of standard of care inhaled antibiotics; Phage were detected in all patients treated with BX004 during the dosing period, including in several patients up to Day 15 (one week after end of therapy); no phage were detected in patients receiving placebo; there was no evidence of treatment-related resistance to BX004 during or after treatment, compared to placebo; Microbiological signals included a reduction in P. aeruginosa relative abundance and an increase in microbiome alpha diversity in the phage-treated group, in contrast to the placebo group; and as expected due to the short duration of treatment, there was no detectable effect on % predicted forced expiratory volume in 1 second, or FEV1.

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

BiomX has initiated a randomized, double blind, placebo-controlled, multi-center Phase 2b study in CF patients with chronic P. aeruginosa pulmonary infections and announced first patient dosed on July 14, 2025. The study will enroll up to 60 patients randomized at a 2:1 ratio to BX004 or placebo. Treatment is expected to be administered via inhalation twice daily for a duration of 8 weeks. The study is designed to monitor the safety and tolerability of BX004 and is designed to demonstrate improvement in microbiological reduction of P. aeruginosa burden and evaluation of effects on clinical parameters such as lung function measured by FEV1 and patient reported outcomes. Topline readout of the study results is expected in the first quarter of 2026.

BiomX has been in communication with the FDA and additional regulatory agencies regarding the potential to use Real-World Evidence, or RWE, to explore the link between P. aeruginosa reduction and improved clinical outcomes. RWE is clinical evidence on the usage, benefits, or risks of a medical product derived from real-world data, which includes sources such as electronic health records, claims data, patient registries, wearable devices, and observational studies. We anticipate feedback from the FDA and European Committee for Medicinal Products for Human Use in 2025 to discuss our proposed plan to use RWE to support potential future regulatory filings.

BX211 – Treatment of Diabetic Foot Infections & Osteomyelitis, or DFI/DFO

BX211 is a phage therapy for the treatment of diabetic foot infections (DFI) and diabetic foot osteomyelitis (DFO) caused by Staphylococcus aureus (S. aureus), a key bacterium implicated in development and exacerbation of diabetic foot infections. The phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from a DFI from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrating the potential benefit in treating DFIs using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFI and DFO patients support our approach of using phage therapy to treat DFI/DFO.

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

BiomX is planning a potential registrational study of BX211, pending FDA feedback and availability of cash resources.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

The following table summarizes our consolidated results of operations for the three months ended June 30, 2025 and June 30, 2024:

	Three Months ended June 30,
	2025	2024
	USD in thousands
Research and development (“R&D”) expenses, net	5,014	6,897
General and administrative expenses	2,419	2,828
Operating loss	7,433	9,725
Other expenses (income)	70	(2,017)
Interest expenses	5	13
Income from change in fair value of warrants	(1,498)	(11,868)
Finance expense, net	25	(329)
Loss (income) before tax	6,035	(4,476)
Tax expenses	2	5
Net loss (income)	6,037	(4,471)
Basic loss (earnings) per share of Common Stock	0.19	(0.14)
Diluted loss per share of Common Stock	0.19	0.69
Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	31,308,396	6,980,943
Weighted average number of shares used in computing diluted loss per share of Common Stock	31,308,396	10,750,194

R&D expenses, net (net of grants received from the Medical Technology Enterprise Consortium (“MTEC”) and the Israel Innovation Authority (“IIA”)) were $5.0 million for the three months ended June 30, 2025, compared to $6.9 million for the same period in 2024. The decrease of $1.9 million, or 28%, is primarily due to the following factors:

●	decreased salaries expenses due to workforce reduction; and

●	a decrease in rent expenses primarily due to the accounting treatment of the right-of-use asset impairment recognized in 2024, which resulted in reduced expenses in the current period.

The decrease is also attributed to higher grants received. During the three months ended June 30, 2025, the Company recorded $1.0 million of MTEC and IIA grants, compared to $0.8 million grants recorded in the same period in 2024. The decrease was partially offset by increased expenses due to the initiation of the Phase 2b in the clinical trial of our CF product candidate, BX004.

General and administrative expenses were $2.4 million for the three months ended June 30, 2025, compared to $2.8 million for the same period in 2024. The decrease of $0.4 million, or 14%, was primarily driven by a reduction in legal and other professional service fees, which was partially offset by an increase in share-based compensation expenses.

Other expenses were $0.1 million for the three months ended June 30, 2025, compared to Other income of $2.0 million for the same period in 2024. The decrease in other income resulted primarily from the reversion of the contract liability associated with the Company’s AD program which has been discontinued.

There was no material change to Interest expenses that impacted losses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Income from change in fair value of warrants was $1.5 million for the three months ended June 30, 2025, compared to $11.9 million for the three months ended June 30, 2024. The decrease of $10.4 million, or 87%, was primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability.

Finance expense, net, was $25,000 for the three months ended June 30, 2025, compared to Finance income, net, of $0.3 million for the three months ended June 30, 2024. The increase was primarily attributable to exchange rate differences.

Basic loss per share of Common Stock was $0.19 for the three months ended June 30, 2025, compared to earnings per share of $0.14 for the three months ended June 30, 2024. The change of $0.33 was primarily attributable to a net loss incurred in the current period, compared to earnings for the same period in 2024. The change was also driven by the increase in the weighted average number of shares of Common Stock outstanding due to share issuances under the February 2025 Financing (as defined below).

Diluted loss per share of Common Stock was $0.19 for the three months ended June 30, 2025, compared to $0.69 for the three months ended June 30, 2024. The change of $0.50 was primarily driven by an increase in the weighted average shares of Common Stock outstanding, following issuances related to the February 2025 Financing.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

The following table summarizes our consolidated results of operations for the six months ended June 30, 2025 and June 30, 2024:

	Six Months ended June 30,
	2025	2024
	USD in thousands
R&D expenses, net	10,264	11,002
General and administrative expenses	4,925	5,508
Operating loss	15,189	16,510
Other expenses (income)	76	(2,105)
Interest expenses	10	863
Loss (income) from change in fair value of warrants	(2,412)	(3,858)
Finance expense, net	830	1,436
Loss before tax	13,693	12,846
Tax expenses	3	10
Net loss	13,696	12,856
Basic and diluted loss per share of Common Stock	0.50	1.95
Weighted average number of shares used in computing basic and diluted loss per share of Common Stock	27,250,021	6,605,952

R&D expenses, net (net of grants received from the MTEC and IIA) were $10.3 million for the six months ended June 30, 2025, compared to $11.0 million for the same period in 2024. The decrease of $0.7 million, or 6%, is primarily due to the following factors:

●	decreased salaries expenses due to workforce reduction; and

●	a decrease in rent expenses primarily due to the accounting treatment of the right-of-use asset impairment recognized in 2024, which resulted in reduced expenses in the current period.

The decrease is also attributed to higher grants received. During the six months ended June 30, 2025, the Company recorded $1.7 million of MTEC and IIA grants, compared to $1.0 million grants recorded in the same period in 2024. The decrease was partially offset by higher expenses associated with the initiation of the Phase 2b clinical trial for our CF product candidate, BX004.

General and administrative expenses were $4.9 million for the six months ended June 30, 2025, compared to $5.5 million for the same period in 2024. The decrease of $0.6 million, or 11%, is primarily due to expenses incurred during 2024 in connection with the Acquisition completed in March 2024. Such decrease was partially offset by increased share-based compensation expenses.

Other expenses were $0.1 million for the six months ended June 30, 2025, compared to Other income of $2.1 million for the same period in 2024. The decrease in other income resulted primarily from the reversion of the contract liability associated with the Company’s AD program which has been discontinued.

Interest expenses were $10,000 for the six months ended June 30, 2025, compared to $863,000 for the six months ended June 30, 2024. The decrease of $853,000, or 99%, is due to repayment of the loan under the Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc. in March 2024. Interest in the 2025 period was related to an existing loan to APT from the U.S. Small Business Administration.

Income from change in fair value of warrants was $2.4 million for the six months ended June 30, 2025, compared to $3.9 million for the six months ended June 30, 2024. The decrease of $1.5 million, or 38%, is primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability, as well as to the issuance of warrants in the February 2025 Financing.

Finance expense, net, was $0.8 million for the six months ended June 30, 2025, compared to $1.4 million for the six months ended June 30, 2024, and primarily consisted of transaction costs incurred in connection with the February 2025 Financing and the March 2024 PIPE (as defined below), respectively.

Basic and diluted loss per share of Common Stock was $0.50 for the six months ended June 30, 2025, compared to $1.95 for the six months ended June 30, 2024. The decrease of $1.45 was primarily driven by the increase in the weighted average number of shares of Common Stock outstanding due to share issuances under the February 2025 Financing.

Liquidity and Capital Resources

We believe our cash, cash equivalents and restricted cash on hand will be sufficient to meet our working capital and capital expenditure requirements into the first quarter of 2026. We currently plan to continue to focus primarily on the development of BX004, our product candidate for treating CF and BX211, our product candidate for treating DFO. Although we recently completed the February 2025 Financing and before then the March 2024 PIPE, we will likely require additional funds to support our operating expenses and capital requirements. Accordingly, we have implemented cost cutting measures, and are exploring and expect to further explore, raising such additional funds through public or private equity, debt financing, loans, government or other grants or collaborative agreements or from other sources. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If certain disruptions due to, for instance, the war with Iran, Hamas and Hezbollah, or Israeli political instability persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements. As a result of these factors, management believes that there is substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	USD in thousands
Net cash used in operating activities	(14,821)	(22,593)
Net cash provided by investing activities	109	717
Net cash provided by financing activities	11,884	38,772
Net increase (decrease) in cash and cash equivalents	(2,828)	16,896
Effect of exchange rate changes on cash and cash equivalents and restricted cash	39	(46)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $14.8 million, primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $1.0 million. Non-cash charges for the six months ended June 30, 2025 consisted primarily of income from change in fair value of warrants of $2.4 million, stock-based compensation expenses of $1.4 million and depreciation expenses of $0.5 million. Net changes in our operating assets and liabilities consisted primarily of an increase in trade accounts payable of $0.3 million, a decrease in other accounts payable of $2.4 million and a decrease in other current assets of $1.1 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $22.6 million, primarily driven by a net loss of $12.9 million, mostly attributable to our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $5.0 million. This was partially offset by non-cash charges of $4.7 million. Non-cash charges for the six months ended June 30, 2024 consisted primarily of income from change in fair value of warrants of $3.9 million, and income from change in contract liability in amount of $2.0 million resulting from pausing the Company’s AD program. Additionally, we incurred depreciation and amortization expenses of $0.6 million and Private Placement Warrants (as defined below) issuance costs of $0.7 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $2.2 million and a decrease in other accounts payables of $2.9 million. These were partially offset by a decrease in other current and non-current assets of $0.8 million.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $0.1 million, mainly consisting of proceeds from sale of property and equipment.

During the six months ended June 30, 2024, net cash provided by investing activities was $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly options and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial income, net in our condensed consolidated statements of operations. As of June 30, 2025, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $1.6 million with a fair value asset of $0.1 million. As of June 30, 2024, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $0.6 million with a fair value asset of $17,000.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $11.9 million, mainly consisting of the issuance of Common Stock and warrants under the February 2025 Financing as well as exercises of warrants.

During the six months ended June 30, 2024, net cash provided by financing activities was $39.0 million, mainly consisting of the issuance of Redeemable Convertible Preferred Shares and warrants in the March 2024 PIPE, or the Private Placement Warrants, in the amount of $20.8 million, net of issuance costs and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million under the Hercules Loan Agreement.

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

On March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private investment in public equity, or the March 2024 PIPE, with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 Redeemable Convertible Preferred Shares, convertible upon stockholder approval, which was obtained on July 9, 2024, into an aggregate of up to 21,641,700 shares of BiomX common stock, and (ii) the Private Placement Warrants, to purchase up to an aggregate of 10,820,850 shares of BiomX common stock, at a combined purchase price of $231.10 per share of Series X Preferred Stock and an accompanying Private Placement Warrant to purchase 50 shares of BiomX common stock. The Private Placement Warrants are exercisable at an exercise price of $2.311 per share and will expire on July 9, 2026.

On February 25, 2025, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell, (i) in a registered direct offering, or the February 2025 Registered Direct Offering): (a) an aggregate of 2,828,283 shares of our Common Stock, and (b) pre-funded warrants, or the Registered Pre-Funded Warrants, to purchase up to an aggregate of 805,231 shares of Common Stock, and (ii) in a concurrent private placement, or the February 2025 PIPE and together with the February 2025 Registered Direct Offering, the February 2025 SPA, (a) unregistered pre-funded warrants, or the Private Pre-Funded Warrants, to purchase up to an aggregate of 2,305,869 shares of Common Stock, and (b) unregistered warrants, or the Common Warrants, to purchase up to an aggregate of 5,939,383 shares of Common Stock. Each Share (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each Share (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The gross proceeds to the Company from the February 2025 SPA were $5.5 million, before deducting placement agent fees and other offering expenses payable by the Company of $0.7 million. Through August 11, 2025, 400,091 Private Pre-Funded Warrants and 1,917 Common Warrants were exercised at an exercise price of $0.0001 and 0.9306 per share, respectively, into 402,008 shares of Common Stock. Additionally, 800,455 Private Pre-Funded Warrants were exercised into 800,306 shares of Common Stock through cashless mechanism for no additional consideration.

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

Outlook

We have accumulated a deficit of $194.4 million since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of June 30, 2025, which consisted primarily of cash, cash equivalents and restricted cash of approximately $15.2 million will be sufficient to fund our operations into the first quarter of 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIOMX INC.

Date: August 13, 2025	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)