Form 10-Q
period 2025-09-30
BiomX Inc.
filed 2025-11-12
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of November 11, 2025 was 29,006,165.

BIOMX INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, or the Quarterly Report, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other securities laws. The statements contained herein that are not purely historical, are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, our clinical and pre-clinical development program, including timing, milestones and the design thereof, including acceptance of regulatory agencies of such design and lifting of the current clinical hold, the potential opportunities for and benefits of the BacteriOphage Lead to Treatment, or BOLT, platform, the potential of our product candidates and the sufficiency of financial resources and financial needs and ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements and continue as a going concern;

●	the effects of a prolonged shutdown of the U.S. federal government on our operations, including the U.S. Food and Drug Administration, or FDA, or the U.S. Securities and Exchange Commission, or SEC;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology and potential success thereof;

●	political, economic and military instability in the State of Israel, and in particular, the war in Iran, Gaza and Lebanon, additional potential conflicts with other middle eastern countries and the continuation of the proposed judicial and other legislation reform by the Israeli government;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining FDA acceptance of any non-U.S. clinical trials of product candidates, including the lifting of the clinical hold imposed on our Phase 2b clinical trial with respect to BX004 by the FDA;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the availability of specialty raw materials and global supply chain challenges;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

ii

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance; and

●	potential security breaches, including cybersecurity incidents.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS

Current assets

Cash and cash equivalents	6,923	16,856
Restricted cash	985	958
Other current assets	954	2,706
Total current assets	8,862	20,520

Non-current assets
Non-current restricted cash	161	161
Operating lease right-of-use assets	2,091	5,457
Property and equipment, net	3,004	5,045
In-process Research and development asset (“IPR&D”)	12,050	12,050
Total non-current assets	17,306	22,713
	26,168	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

(unaudited)

	As of
	September 30, 2025	December 31, 2024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	1,508	1,882
Current portion of lease liabilities	1,296	1,130
Other accounts payable	2,422	5,255
Total current liabilities	5,226	8,267

Non-current liabilities
Operating lease liabilities, net of current portion	5,287	8,454
Other liabilities	34	77
Warrants	5,135	2,287
Total non-current liabilities	10,456	10,818

Commitments and Contingencies (Note 6)

Stockholders’ equity

Preferred Stock, $0.0001 par value; Authorized – 1,000,000 shares as of September 30, 2025 and December 31, 2024. Issued and outstanding - 147,512 shares as of September 30, 2025 and 147,735 shares as of December 31, 2024.	18,617	18,645
Common Stock, $0.0001 par value; Authorized – 750,000,000 shares as of September 30, 2025 and December 31, 2024. Issued and outstanding- 26,800,980 shares as of September 30, 2025 and 18,176,661 shares as of December 31, 2024.	7	6

Additional paid in capital	195,421	186,194
Accumulated deficit	(203,559)	(180,697)
Total stockholders’ equity	10,486	24,148
	26,168	43,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development (“R&D”) expenses, net	6,122	7,279	16,386	18,281
General and administrative expenses	2,414	3,248	7,339	8,756
Goodwill impairment	-	801	-	801

Operating loss	8,536	11,328	23,725	27,838

Other expenses (income)	(24)	(84)	52	(2,189)
Interest expenses	5	5	15	868
Loss (income) from change in fair value of warrants	730	(20,559)	(1,682)	(24,417)
Finance expense (income), net	(84)	(332)	746	1,104
Loss (income) before tax	9,163	(9,642)	22,856	3,204

Tax expenses	3	-	6	10

Net loss (income)	9,166	(9,642)	22,862	3,214

Basic loss (earnings) per share of Common Stock	0.29	(0.31)	0.80	0.32
Diluted loss (earnings) per share of Common Stock	0.29	(0.31)	0.80	2.45

Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	31,399,552	16,366,122	28,653,244	9,944,266
Weighted average number of shares used in computing diluted loss (earnings) per share of Common Stock	31,399,552	16,387,633	28,653,244	11,294,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Common stock		Additional paid in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance as of January 1, 2025	147,735	18,645	18,176,661	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs (**)			2,828,283	*	878		878
Issuance of Common Stock under Inducement Letter Agreements (**)			3,961,109	1	6,472		6,473
Stock-based compensation expenses					659		659
Net loss			-	-	-	(7,659)	(7,659)

Balance as of March 31, 2025	147,735	18,645	24,966,053	7	194,203	(188,356)	24,499

Exercise of Private Pre-Funded Warrants and Common Warrants (**)			1,202,314	*	2	-	2
Issuance of Common Stock upon restricted stock units vesting (***)			274,890	*	-	-	*
Stock-based compensation expenses					696		696
Net loss						(6,037)	(6,037)

Balance as of June 30, 2025	147,735	18,645	26,443,257	7	194,901	(194,393)	19,160

Exercise of Private Pre-Funded Warrants (**)			226,930	*			*
Issuance of Common Stock under At the Market Sales Agreement, net of $3 issuance costs (**)			108,493	*	54		54
Stock-based compensation expenses					438		438
Conversion of Redeemable Convertible Preferred Shares into Common Stock (**)	(223)	(28)	22,300	*	28		-
Net loss						(9,166)	(9,166)

Balance as of September 30, 2025	147,512	18,617	26,800,980	7	195,421	(203,559)	10,486

(*)	Less than $1.
(**)	See Note 9A.
(***)	See Note 9B.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

(unaudited)

	Redeemable Convertible Preferred Shares		Redeemable Convertible Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity (Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency)
Balance as of January 1, 2024	-	-	-	-	4,723,380	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (**)	40,470	12,561	-	-	916,497	1	3,227	-	3,228
Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	477,827	*	5	-	5
Issuance of Common Stock under At the Market Sales Agreement, net of $1 issuance costs (**)			-	-	7,518	*	19	-	19
Stock-based compensation expenses			-	-	-	-	909	-	909
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	-	-	541		541
Net loss			-	-	-	-		(17,327)	(17,327)
Balance as of March 31, 2024	256,887	32,420	-	-	6,125,222	4	170,749	(180,297)	(9,544)

Exercise of Pre-Funded Warrants into shares of Common Stock (**)			-	-	980,811	1	-	-	1
Stock-based compensation expenses			-	-	-		77	-	77
Reclassification of Redeemable convertible preferred Shares to equity	(256,887)	(32,420)	256,887	32,420	-	-	-	-	32,420
Net income			-	-				4,471	4,471
Balance as of June 30, 2024	-	-	256,887	32,420	7,106,033	5	170,826	(175,826)	27,425

Redeemable Convertible Preferred Shares conversion into shares of Common Stock (**)			(109,152)	(13,775)	10,915,200	1	13,774		-
Issuance of Common Stock upon restricted stock units (“RSU”) vesting	-	-			155,429	*	-	-	*
Stock-based compensation expenses			-	-	-	-	829	-	829
Net income			-	-	-	-	-	9,642	9,642
Balance as of September 30, 2024	-	-	147,735	18,645	18,176,662	6	185,429	(166,184)	37,896

(*)	Less than $1.
(**)	See Note 9A.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOMX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS – OPERATING ACTIVITIES
Net loss	(22,862)	(3,214)

Adjustments required to reconcile cash flows used in operating activities:
Depreciation	1,769	882
Stock-based compensation	1,793	1,083
Finance expense (income), net	266	(478)
Revaluation of contingent consideration	(43)	6
Income from change in fair value of warrants	(1,682)	(24,417)
Private Placement Warrants issuance cost	-	732
Change in contract liability	-	(1,976)
Loss from sale and disposal of property and equipment, net	165	145
Goodwill impairment	-	801

Changes in operating assets and liabilities:
Other current assets	1,752	(213)
Trade accounts payable	(374)	(2,691)
Other accounts payable	(2,833)	(1,169)
Net change in operating leases	45	(181)
Net cash used in operating activities	(22,004)	(30,690)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	-	663
Proceeds from sale of property and equipment	109	72
Purchases of property and equipment	(2)	(19)
Net cash provided by investing activities	107	716

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under February 2025 SPA	996	-
February 2025 SPA issuance costs	(118)	-
Issuance of Common Warrants under February 2025 SPA	4,531	-
Issuance of Common Stock under Inducement Letter Agreements	6,473	-
Issuance of Private Placement Warrants under March 2024 PIPE	-	28,745
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	-	21,269
March 2024 PIPE issuance costs	-	(507)
Pre-Funded Warrants and Common Warrants exercise	2	6
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	54	19
Issuance cost from the APT acquisition	-	(13)
Repayment of long-term debt	-	(10,747)
Net cash provided by financing activities	11,938	38,772

Increase (decrease) in cash and cash equivalents and restricted cash	(9,959)	8,798
Effect of exchange rate changes on cash and cash equivalents and restricted cash	53	(11)
Cash and cash equivalents and restricted cash at the beginning of the period	17,975	15,864
Cash and cash equivalents and restricted cash at the end of the period	8,069	24,651

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	6,923	23,537
Restricted cash	1,146	1,114
Total cash and cash equivalents and restricted cash	8,069	24,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	15	1,437
Taxes paid	6	10

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liability and Operating lease right-of-use asset remeasurement	2,487	-
Property and equipment purchases included in other accounts payable and trade accounts payable	-	11
March 2024 PIPE issuance cost	-	1,685
Issuance of Common Stock under the APT acquisition	-	3,041
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	-	12,610
Issuance of Merger Warrants under the APT acquisition	-	200
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	28	13,774

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

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, focusing its efforts, at this point, on cystic fibrosis and diabetic foot infections. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets. The Company’s headquarters are located in Ness Ziona, Israel.

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

On August 24, 2025, BiomX Israel filed an application with the Israeli Registrar of Companies for the expedited voluntary liquidation of RondinX Ltd. As of that date, RondinX had no significant operations. Pursuant to the Israeli Companies Law, if no objections are filed, RondinX Ltd is expected to be dissolved 100 days following the publication of the notice of the voluntary liquidation application, which is anticipated to occur on or about December 2, 2025.

B.	Israel’s conflicts in the Middle East

On October 7, 2023, an unprecedented attack was launched against Israel by terrorists from the Hamas terrorist organization that infiltrated Israel’s southern border from the Gaza Strip and in other areas within the state of Israel attacking civilians and military targets while simultaneously launching extensive rocket attacks on the Israeli population. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. In response, the Security Cabinet of the State of Israel declared war against Hamas and a military campaign. In addition, Hezbollah, an Islamist terrorist group in Lebanon, Iran and their proxies attacked military and civilian targets in Israel. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting certain Syrian military assets. On June 12, 2025, Israel conducted a series of preemptive defensive airstrikes in Iran targeting Iran’s nuclear program and military commanders. While ceasefire agreements were reached with Hamas in October 2025 and with Hezbollah and Iran, there can be no assurance that these agreements will be maintained. Military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries.

BiomX’s headquarters are located in Ness Ziona, Israel, as well as its operations. In addition, most of the key employees and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect its business.

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

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $203,559 as of September 30, 2025. These are expected to continue in the foreseeable future. The Company plans to continue to fund its ongoing operations, as well as other development activities relating to additional product candidates, through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds are sufficient to fund its operations into the first quarter of 2026. Increased research and development, clinical, or operating expenses may require additional funding or expense postponement. The Company’s ability to raise capital is subject to market conditions, the U.S. federal government shutdown and other aspects, which may affect the terms and availability of such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

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

The following unaudited table provides certain pro forma financial information for the nine months ended September 30, 2024, as if the Acquisition occurred on January 1, 2024:

September 30, 2024*
Net loss	6,821

*	The pro forma amounts above are derived from historical numbers of the Company and APT.

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that the Company filed with the SEC on March 25, 2025. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2024. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

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

E.	Intangible Assets

IPR&D assets acquired in a business combination are recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Indefinite-lived intangible assets are reviewed for impairment at least annually, on the last day of the third quarter of the fiscal year or whenever there is an indication that the asset may be impaired. On September 30, 2025, the Company performed its annual impairment test and concluded that no impairment was required.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Recent Accounting Standards

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

There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

There were no changes in the fair value hierarchy levelling during the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	4,590	-	-	4,590
Foreign exchange contracts receivable		44		44
	4,590	44	-	4,634

Liabilities:
Contingent consideration	-	-	34	34
Warrants	-	-	5,135	5,135
	-		5,169	5,169

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	12,251	-	-	12,251
Foreign exchange contracts receivable	-	19	-	19
	12,251	19	-	12,270
Liabilities:
Contingent consideration	-	-	77	77
Warrants			2,287	2,287
	-	-	2,364	2,364

The changes in the fair value of the Company’s Level 3 warrants, which are measured on a recurring basis are as follows:

	September 30, 2025	December 31, 2024
Beginning balance	2,287	-
Issuance of Private Placement Warrants	-	28,745
Issuance of Common Warrants	4,531	-
Repricing of warrants under the Inducement Letter Agreements (*)	3,300	-
Common Warrants exercise	(1)	-
Change in fair value	(4,982)	(26,458)
Ending balance	5,135	2,287

(*)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss. See Note 9A for further information.

The Company determined the fair value of the liabilities for the warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont.)

The main assumptions used are as follows:

	September 30, 2025	December 31, 2024
Underlying value of Common Stock ($)	0.53	0.73
Exercise price ($)	0.93-2.31	2.31
Expected volatility (%)	101.8-117.9	120.1
Expected terms (years)	0.77-4.56	1.5
Risk-free interest rate (%)	3.7-3.8	4.1

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, other current assets, trade accounts payable and other accounts payable, primarily due to their short-term nature.

The Company determined the fair value of the liabilities for the contingent consideration based on a probability of discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration is based on several factors, such as: the attainment of future clinical, developmental, regulatory, commercial and strategic milestones relating to product candidates for treatment of primary sclerosing cholangitis. The discount rate applied ranged from 3.58% to 3.6%. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liability. Changes in contingent consideration for the three and nine months ended September 30, 2025 resulted mainly from a change in the probability of success of the strategic milestones. Changes in contingent consideration for the three and nine months ended September 30, 2024 resulted from the passage of time and discount rate revaluation.

The Company uses foreign exchange contracts (mainly options and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the condensed consolidated statements of operations. As of September 30, 2025, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $544 with a fair value asset of $44. As of December 31, 2024, the Company had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,413 with a fair value asset of $19.

NOTE 4 – OTHER CURRENT ASSETS

	September 30, 2025	December 31, 2024
Government institutions	116	74
Prepaid insurance	88	959
Other prepaid expenses	298	322
Grants receivable	280	1,171
Other	172	180
Other current assets	954	2,706

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 5 – OTHER ACCOUNTS PAYABLE

	September 30, 2025	December 31, 2024
Employees and related institutions	728	854
Accrued expenses	1,057	3,771
Government institutions	637	630
Other accounts payable	2,422	5,255

NOTE 6 – COMMITMENTS AND CONTINGENCIES

A.	In May 2021, APT entered into a Collaboration and Option Agreement (the “Oyster Agreement”) with Oyster, a wholly owned subsidiary of Viatris Inc., to collaborate on the use of APT’s proprietary phage technology for the treatment of certain ophthalmic diseases. Upon execution of the Agreement, Oyster paid an upfront payment of $500 to APT, a portion of which APT claims it has spent in the course of performing its obligations under the Oyster Agreement. In April 2022 and September 2023, APT received letters from Oyster and Viatris Inc. raising concerns about APT’s actions, including allegations that APT had breached the Oyster Agreement. On December 18, 2024, APT and Oyster signed a settlement agreement (the “Settlement Agreement”), which includes a payment of $300 from APT to Oyster. On January 13, 2025, APT paid Oyster $300 according to the Settlement Agreement.

B.	From 2015 to 2023, the Israeli Innovation Authority (“IIA”) approved several grant applications submitted by Biomx Israel in support of the Company’s various product candidates. Through September 30, 2025, total grants received from the IIA aggregated to approximately $8,933 (NIS 30,666). According to the agreement with the IIA, BiomX Israel will pay royalties of 3% to 3.5% of future sales up to an amount equal to the accumulated grant received including annual interest of the 12-month Secured Overnight Financing Rate (“SOFR”) as published on the first trading day of each calendar year. As of September 30, 2025, total grants subject to royalties’ payments aggregated to approximately $8,100. BiomX Israel may be required to pay additional royalties upon the occurrence of certain events as determined by the IIA, that are within the control of BiomX Israel. No such events have occurred or were probable of occurrence as of the balance sheet date with respect to these royalties. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of September 30, 2025; therefore, no liability was recorded in these condensed consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net. As of September 30, 2025, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $9,303 including annual interest of SOFR applicable to dollar deposits.

C.	In June 2025, the Company notified Keio University and JSR Corporation of its decision to terminate the agreement executed in December 2017 relating to a patent license covering certain patent rights associated with inflammatory bowel disease. The termination became effective on August 25, 2025.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 7 – U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT is subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which should be paid by the Company upon signing the agreement or the modifications. For the period between the Acquisition and September 30, 2025, the Company received grants of $5,479 from MTEC with respect to the cost reimbursement contract. During the three and nine months ended September 30, 2025 and 2024, the Company recorded $280, $1,638, $849 and $1,802 as a reduction of R&D expenses, net, respectively. The remainder of the consideration the Company is entitled to receive is recorded as other current assets in the condensed consolidated financial statements.

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

As a result of the Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 178,958,447 shares to 18,021,173 shares. No fractional shares of Common Stock or Units (which are no longer outstanding) were issued in connection with the Reverse Stock Split. Stockholders of the Company who otherwise were entitled to receive fractional shares or Units, because they held a number of shares or Units, as applicable, not evenly divisible by the Reverse Stock Split ratio, were automatically entitled to receive an additional fraction of a share of the Common Stock or Unit, as applicable, to round up to the next whole share. As a result, 125,328 shares of Common Stock were issued. The Reverse Stock Split did not change the par value of the Common Stock nor the authorized number of shares of Common Stock, preferred stock or any series of preferred stock.

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

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE (as defined below), respectively. During the three and nine months ended September 30, 2025, 22,300 Redeemable Convertible Preferred Shares were converted into 223,000 shares of the Company’s Common Stock.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

Private Investment in Public Equity:

On March 15, 2024, the effective date of the Acquisition as described in Note 1D, the Company issued to APT’s former stockholders 916,497 shares of the Company’s Common Stock 40,470 Redeemable Convertible Preferred Shares and warrants to purchase up to an aggregate of 216,650 shares of the Company Common Stock (“Merger Warrants”). Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of 100 shares of Common Stock. The Merger Warrants became exercisable on July 9, 2024, at an exercise price of $50.00 per share and will expire on January 28, 2027.

Concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors pursuant to which, such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and warrants to purchase up to an aggregate of 10,820,850 shares of the Company’s Common Stock (the “Private Placement Warrants”), at a combined price of $231.10 per PIPE Preferred Share and an accompanying Private Placement Warrant to purchase 50 shares of common stock. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $2.31, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date. On February 25, 2025, 6,955,528 Private Placement Warrants were repriced and exercised under the Inducement Letter Agreements as defined and described below.

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815, “Derivatives and hedging” (“ASC 815”). The Private Placement Warrants are measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

On February 25, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “February 2025 Registered Direct Offering”) an aggregate of 2,828,283 shares of the Company’s Common Stock, pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 805,231 shares of Common Stock, and in a concurrent private placement (the “February 2025 PIPE”, and together with the February 2025 Registered Direct Offering, the “February 2025 SPA”), (a) unregistered pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 2,305,869 shares of Common Stock at an exercise price of $0.0001 per share and (b) unregistered warrants (the “Common Warrants”, and together with the Private Pre-Funded Warrants, the “Private Warrants”) to purchase up to an aggregate of 5,939,383 shares of Common Stock at an exercise price of $0.9306 per share. Each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The Common Warrants became exercisable on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Private Warrants (the “Stockholder Approval Date”), which was obtained on April 21, 2025, and will expire on the five-year anniversary of the Stockholder Approval Date. The gross proceeds to the Company from the February 2025 SPA were $5,527, before deducting placement agent fees and other offering expenses payable by the Company of $657. Through September 30, 2025, 547,728 Private Pre-Funded Warrants and 1,917 Common Warrants were exercised at an exercise price of $0.0001 and 0.9306 per share, respectively, into 549,645 shares of Common Stock. Additionally, 879,761 Private Pre-Funded Warrants were exercised into 879,599 shares of Common Stock through cashless mechanism for no additional consideration.

The Company accounted for the Common Warrants as liabilities as they are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Common Warrants were measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the condensed consolidated statements.

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

At-the-Market Sales Agreement:

On August 13, 2025, the Company filed a prospectus supplement to amend and supplement its prospectus dated January 2, 2024, and as previously supplemented on February 24, 2025, filed under its registration statement on Form S-3 in connection with its At the Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”). The prospectus supplement updated the maximum aggregate amount of securities the Company may offer and sell under the ATM. Under the prospectus supplement, the Company may issue and sell shares of its Common Stock having an aggregate offering price of up to $1,766 from time to time through Wainwright.

During the nine months ended September 30, 2025, the Company sold 108,493 shares of Common Stock under this agreement, at an average price of $0.52 per share, raising aggregate net proceeds of approximately $54, after deducting an aggregate commission of $3. See also note 13A.

Warrants:

As of September 30, 2025, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
2021 Registered Direct Offering Warrants	SPA (July 28, 2021)	January 28, 2027	50.00	281,251
Merger Warrants	March 15, 2024	January 28, 2027	50.00	216,650
Private Placement Warrants	March 15, 2024	July 9, 2026	2.31	3,865,322
Registered Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	805,231
Private Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0001	878,380
Common Warrants	February 25, 2025	April 21, 2030	0.9306	5,937,466
Inducement Warrants	February 25, 2025	April 21, 2030	0.9306	6,955,528
A&R Warrants	February 25, 2025	April 21, 2030	0.0001	2,994,419
				21,934,247

B.	Stock-based Compensation:

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 9 – STOCKHOLDERS EQUITY (Cont.)

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Nine Months Ended September 30, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	2,002,365	4.09	15
Granted	1,210,116	0.54
Forfeited	(209,363)	3.41
Expired	(38,662)	2.83
Exercised	-	-
Outstanding at the end of period	2,964,456	2.71	11
Exercisable at the end of period	713,438	4.90
Weighted average remaining contractual life of outstanding options – years as of September 30, 2025	8.51

Warrants:

As of September 30, 2025, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders	November 27, 2017	-	-	298
Landlord Warrants	March 15, 2024	January 28, 2027	50.00	25,000
Agents Warrants	March 15, 2024	July 9, 2026	2.31	952,381
				977,679

The following table sets forth the total stock-based payment expenses resulting from options granted, included in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses, net	137	273	604	336
General and administrative	301	556	1,189	747
	438	829	1,793	1,083

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(USD and NIS in thousands, except share and per share data)

(unaudited)

NOTE 10 – BASIC AND DILUTED LOSS (EARNINGS) PER SHARE

The following table presents the computation of basic and diluted loss (earnings) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic loss (earnings) per share of common stock
Numerator:
Net loss (income)	9,166	(9,642)	22,862	3,214
Amount allocated to Redeemable Convertible Preferred Shares	-	(4,575)	-	-
Net loss (income) attributable to shares of common stock	9,166	(5,067)	22,862	3,214
Denominator:
Number of shares of common stock outstanding	26,721,224	16,365,824	24,921,003	9,943,968
Number of shares upon pre-funded warrants exercise	4,678,030	-	3,731,943	-
Number of shares upon fully vested Warrants exercise	298	298	298	298
Total weighted-average number of shares of common stock, used in computing basic loss (earnings) per share	31,399,552	16,366,122	28,653,244	9,944,266
Basic loss (earnings) per share of common stock	0.29	(0.31)	0.80	0.32
Diluted net loss per share of common stock
Numerator:
Net loss (income)	9,166	(9,642)	22,862	3,214
Change in fair value of Private Placement Warrants	-	-	-	24,417
Diluted net loss	9,166	(9,642)	22,862	27,631
Denominator:
Weighted-average number of shares of common stock outstanding	31,399,552	16,366,122	28,653,244	9,944,266
Private Placement Warrants	-	-	-	1,350,613
Options		21,511
Weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	31,399,552	16,387,633	28,653,244	11,294,880
Diluted net loss (earnings) per share of common stock	0.29	(0.31)	0.80	2.45

The calculation of diluted loss per share for the three and nine months ended September 30, 2025 and September 30, 2024, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	2,964,456	2,041,139	2,964,456	2,062,650
Warrants	18,233,598	12,646,132	18,233,598	1,825,281
Contingent shares	200,000	200,000	200,000	200,000
Redeemable Convertible Preferred Shares	14,751,200	14,773,500	14,751,200	14,773,500

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Salaries and related expenses, other than share-based compensation	1,615	2,266	5,524	8,166
Clinical trials	3,402	4,695	10,452	9,186
Stock based compensation	438	830	1,793	1,085
Depreciation expenses	1,241	323	1,769	883
Goodwill impairment	-	801	-	801
Other segment items (*)	1,840	2,413	4,187	7,717
Total Operating expenses	8,536	11,328	23,725	27,838

(*)	Other segment items include all remaining costs necessary to operate the Company’s business, which primarily include external professional services, rent, insurance and other administrative expenses, and are presented net of grants received.

The Company’s Property and equipment, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of September 30,	As of December 31,
	2025	2024
Israel	1,638	6,090
United States	3,457	4,412
Total	5,095	10,502

NOTE 12 – LEASES

In July 2025, BiomX Israel notified the lessor of its intention not to exercise the option to extend the lease agreement for an additional five-year period beginning on December 1, 2025, related to its office space in Ness Ziona, Israel. In accordance with the lease terms, BiomX Israel is required to repay the lessor the remaining balance of previously reimbursed leasehold improvements costs, amounting to approximately $600. At this stage, BiomX Israel is in negotiations with the current lessor both regarding a potential new lease agreement and the settlement of the outstanding reimbursement amount, while also evaluating potential alternatives. The Company accounted for the decision not to exercise the extension option as a triggering event under ASC 842, “Leases”, and remeasured the lease liability as an adjustment to the operating lease right-of-use asset associated with the lease. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $2,487 based on the net present value of lease payments discounted. Following the lease remeasurement, the Company accelerated the depreciation expenses of leasehold improvements associated with these offices.

NOTE 13 – SUBSEQUENT EVENTS

A.	From October 1, 2025 through November 11, 2025, the Company sold 2,205,185 shares of Common Stock under the ATM, at an average price of $0.59 per share, raising aggregate net proceeds of approximately $1,251, after deducting an aggregate commission of $48.

B.	On October 16, 2025, the Company’s stockholders authorized the Board of Directors to effect a reverse stock split of the Company’s outstanding common stock, par value $0.0001 per share, at any ratio between at least 1-for-5 and less than 1-for-20, at such time as the Board of Directors shall determine, in its sole discretion, at any time before October 16, 2026.

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

General

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as cystic fibrosis, or CF, and diabetic foot infections, or DFI. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address both large-market and orphan diseases.

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

On August 24, 2025, BiomX Israel filed an application with the Israeli Registrar of Companies for the expedited voluntary liquidation of RondinX Ltd. As of that date, RondinX had no significant operations. Pursuant to the Israeli Companies Law, if no objections are filed, RondinX Ltd is expected to be dissolved 100 days following the publication of the notice of the voluntary liquidation application, which is anticipated to occur on or about December 2, 2025.

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

In August 2025, the FDA placed a clinical hold on the Phase 2b study as it reviews data submitted by BiomX on third-party nebulizer used to deliver BX004; no concerns were raised in the clinical hold notification regarding the BX004 drug candidate. As a result of the FDA’s notification, patient screening and enrollment in the U.S. portion of the Phase 2b trial of BX004 was paused. In October 2025, BiomX received additional questions from the FDA, which questions were narrow in scope and pertained solely to the nebulizer device, with no concerns raised regarding the BX004 drug product itself. BiomX believes it has fully addressed the FDA queries relating to the third-party nebulizer. In Europe, all components of the third-party nebulizer device are CE marked and thus deemed to meet applicable regulatory requirements. The study in the EU has been approved, and enrollment and dosing of patients has continued in accordance with the protocol. Topline readout of the study results is expected in the first quarter of 2026.

In October 2025, BiomX received written feedback from the FDA recognizing that, even in the era of Cystic Fibrosis Transmembrane Conductance Regulator (CFTR) modulators, there remains a significant unmet need for therapies addressing chronic Pseudomonas aeruginosa infection in individuals with CF. The FDA outlined several potential development pathways, including opportunities to refine inclusion criteria and enrich patient populations in a Phase 3 program, with the aim of enhancing the ability to demonstrate therapeutic benefits.

Treatment of Diabetic Foot Infections, or DFI

BX011 is a fixed multi-phage cocktail, for the treatment of DFI associated with Staphylococcus aureus, or S. aureus, a key bacterium implicated in development and exacerbation of DFI. DFI is a serious bacterial infection commonly arising from an ulcer on the foot and is a leading cause of amputation in patients with diabetes. We previously reported positive statistically significant results targeting S. aureus in DFO patients. BX011 incorporates multiple proprietary phages, among them phage previously evaluated in the BX211 study, to provide broad and potent coverage against this S. aureus in DFI patients. BX011’s advancement will continue in alignment with ongoing discussions with the U.S. Defense Health Agency and subject to the availability of necessary financial resources, with plans to initiate a Phase 2a clinical trial in DFI.

Treatment of Diabetic Foot Osteomyelitis, or DFO

BX211 is a phage therapy for the treatment of DFO caused by S. aureus, a key bacterium implicated in development and exacerbation of DFO. The phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrates the potential benefit in treating DFO using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFO patients support our approach of using phage therapy to treat DFO.

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

Given the straightforward pathway for regulatory approval in DFI provided by the FDA, BiomX is prioritizing the development of BX011 for DFI before potential expansion to address DFO patient populations, which share the same S. aureus bacterial target, pending sufficiency of financial resources.

Non-CF Bronchiectasis, or NCFB

Chronic P. aeruginosa infections in NCFB patients are a main contributor to morbidity and mortality in this disease. Pending positive data of BX004 in our CF Phase 2b study, we expect to look to initiate studies into NCFB as an additional indication for BX004.

National Institutes of Health, or NIH, study in Cystic Fibrosis

We are supporting a study conducted by the NIH and The Antibacterial Resistance Leadership Group targeting P. aeruginosa infections in CF patients under FDA emergency Investigational New Drug allowance. Phase 1b/2, multi-centered, randomized, double-blind, placebo-controlled trial is assessing the safety and microbiological activity of a single IV dose of bacteriophage therapy in CF subjects colonized with P. aeruginosa.

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

In 2024, we discontinued the development of BX005, choosing instead to focus our resources on our CF and DFO programs.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

The following table summarizes our consolidated results of operations for the three months ended September 30, 2025 and September 30, 2024:

	Three Months ended September 30,
	2025	2024
	USD in thousands
Research and development (“R&D”) expenses, net	6,122	7,279
General and administrative expenses	2,414	3,248
Goodwill impairment	-	801
Operating loss	8,536	11,328
Other income	(24)	(84)
Interest expenses	5	5
Loss (income) from change in fair value of warrants	730	(20,559)
Finance income, net	(84)	(332)
Loss (income) before tax	9,163	(9,642)
Tax expenses	3	-
Net loss (income)	9,166	(9,642)
Basic loss (earnings) per share of Common Stock	0.29	(0.31)
Diluted loss (earnings) per share of Common Stock	0.29	(0.31)
Weighted average number of shares used in computing basic loss (earnings) per share of Common Stock	31,399,552	16,366,122
Weighted average number of shares used in computing diluted loss (earnings) per share of Common Stock	31,399,552	16,387,633

R&D expenses, net (net of grants received from the Medical Technology Enterprise Consortium, or MTEC, and the Israel Innovation Authority, or IIA) were $6.1 million for the three months ended September 30, 2025, compared to $7.3 million for the same period in 2024. The decrease of $1.2 million, or 16%, is primarily due to the following factors:

●	decreased salaries expenses due to workforce reduction;

●	a decrease in rent expenses primarily due to the accounting treatment of the right-of-use asset impairment recognized in 2024, which resulted in reduced expenses in the current period; and

●	a decrease in expenses related to the CF product candidate, BX004 primarily due to the significantly higher manufacturing costs that were incurred in the three months ended September 30, 2024.

Such decrease was partially offset by an increase in depreciation expenses attributable to the accelerated depreciation of leasehold improvements resulting from the modification of our office lease agreement in Ness Ziona, Israel, as well as by lower grants received, which resulted in higher net expenses between the two periods. During the three months ended September 30, 2025, the Company recorded $0.3 million of MTEC grants, compared to $0.9 million grants recorded in the same period in 2024.

General and administrative expenses were $2.4 million for the three months ended September 30, 2025, compared to $3.2 million for the same period in 2024. The decrease of $0.8 million, or 25%, was primarily driven by a reduction in salaries and share-based compensation expenses, as well as in legal and other professional service fees. This decrease was partially offset by an increase in depreciation expenses attributable to the accelerated depreciation of leasehold improvements resulting from the modification of our office lease agreement in Ness Ziona, Israel.

Goodwill impairment in the 2024 period was $0.8 million, following an impairment of the Company’s goodwill that resulted from the Acquisition. The Company’s market capitalization as of September 30, 2024, was lower in comparison to its stockholders’ equity and triggered an impairment assessment that concluded that the entire goodwill should be impaired.

There were no material changes to other expenses (income) and interest expenses that impacted losses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Loss from change in fair value of warrants was $0.7 million for the three months ended September 30, 2025, compared to income of $20.6 million for the three months ended September 30, 2024. The change of $21.3 million, or 103%, was primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability, as well as to the issuance of warrants in the February 2025 Financing (as defined below).

Finance income, net, was $0.1 million for the three months ended September 30, 2025, compared to $0.3 million for the three months ended September 30, 2024. The decrease was primarily attributable to lower interest income.

Basic and diluted loss per share of Common Stock was $0.29 for the three months ended September 30, 2025, compared to basic and diluted earnings per share of $0.31 for the three months ended September 30, 2024. The change of $0.6 was primarily attributable to a net loss incurred in the current period, compared to earnings for the same period in 2024. The change was also driven by the increase in the weighted average number of shares of Common Stock outstanding due to share issuances under the February 2025 Financing.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months ended September 30,
	2025	2024
	USD in thousands
R&D expenses, net	16,386	18,281
General and administrative expenses	7,339	8,756
Goodwill impairment	-	801
Operating loss	23,725	27,838
Other expenses (income)	52	(2,189)
Interest expenses	15	868
Income from change in fair value of warrants	(1,682)	(24,417)
Finance expense, net	746	1,104
Loss before tax	22,856	3,204
Tax expenses	6	10
Net loss	22,862	3,214
Basic loss per share of Common Stock	0.80	0.32
Diluted loss per share of Common Stock	0.80	2.45
Weighted average number of shares used in computing basic loss per share of Common Stock	28,653,244	9,944,266
Weighted average number of shares used in computing diluted loss per share of Common Stock	28,653,244	11,294,880

R&D expenses, net (net of grants received from the MTEC and IIA) were $16.4 million for the nine months ended September 30, 2025, compared to $18.3 million for the same period in 2024. The decrease of $1.9 million, or 10%, is primarily due to the following factors:

●	decreased salaries expenses due to workforce reduction; and

●	a decrease in rent expenses primarily due to the accounting treatment of the right-of-use asset impairment recognized in 2024, which resulted in reduced expenses in the current period.

The decrease is also attributed to higher grants received. During the nine months ended September 30, 2025, the Company recorded $2.0 million of MTEC and IIA grants, compared to $1.8 million grants recorded in the same period in 2024. The decrease was partially offset by higher expenses associated with the initiation of the Phase 2b clinical trial for our CF product candidate, BX004, as well as by an increase in depreciation expenses attributable to the accelerated depreciation of leasehold improvements resulting from the modification of our office lease agreement in Ness Ziona, Israel.

General and administrative expenses were $7.3 million for the nine months ended September 30, 2025, compared to $8.8 million for the same period in 2024. The decrease of $1.5 million, or 17%, is primarily due to expenses incurred during 2024 in connection with the Acquisition completed in March 2024, as well as in legal and other professional service fees. The decrease was partially offset by an increase in depreciation expenses attributable to the accelerated depreciation of leasehold improvements resulting from the modification of our office lease agreement in Ness Ziona, Israel.

Goodwill impairment in the 2024 period was $0.8 million, following an impairment of the Company’s goodwill that resulted from the Acquisition. The Company’s market capitalization as of September 30, 2024, was lower in comparison to its stockholders’ equity and triggered an impairment assessment that concluded that the entire goodwill should be impaired.

Other expenses were $0.1 million for the nine months ended September 30, 2025, compared to other income of $2.2 million for the same period in 2024. The decrease in other income resulted primarily from the reversion of the contract liability associated with the Company’s AD program which has been discontinued.

Interest expenses were $15,000 for the nine months ended September 30, 2025, compared to $868,000 for the nine months ended September 30, 2024. The decrease of $853,000, or 98%, is due to repayment of the loan under the Loan and Security Agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc. in March 2024. Interest in the 2025 period was related to an existing loan to APT from the U.S. Small Business Administration.

Income from change in fair value of warrants was $1.7 million for the nine months ended September 30, 2025, compared to $24.4 million for the nine months ended September 30, 2024. The decrease of $22.7 million, or 93%, is primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability, as well as to the issuance of warrants in the February 2025 Financing.

Finance expense, net, was $0.7 million for the nine months ended September 30, 2025, compared to $1.1 million for the nine months ended September 30, 2024, and primarily consisted of interest income and transaction costs incurred in connection with the February 2025 Financing and the March 2024 PIPE (as defined below), respectively.

Basic loss per share of Common Stock was $0.80 for the nine months ended September 30, 2025, compared to $0.32 for the nine months ended September 30, 2024. The change of $0.48 was primarily driven by a higher net loss incurred in the current period. Such change was also attributable to a higher weighted average number of shares of Common Stock outstanding due to share issuances under the February 2025 Financing.

Diluted loss per share of Common Stock was $0.80 for the nine months ended September 30, 2025, compared to $2.45 for the nine months ended September 30, 2024. The change of $1.65 was primarily driven by the fact that, in the prior period, the diluted loss per share calculation neutralized the revaluation effect of warrants that were considered dilutive at that time, whereas in the current period all warrants are considered anti-dilutive and therefore excluded from the calculation.

Liquidity and Capital Resources

We believe our cash, cash equivalents and restricted cash on hand will be sufficient to meet our working capital and capital expenditure requirements into the first quarter of 2026. We currently plan to continue to focus primarily on the development of BX004, our product candidate for treating CF and BX011, our product candidate for treating DFI. Although we completed the February 2025 Financing and before then the March 2024 PIPE, and recently have sold approximately $1,305,000 worth of our shares of Common Stock, net, under our ATM Agreement (as defined below), we will require additional funds to support our operating expenses and capital requirements. Accordingly, we have implemented cost cutting measures, and are exploring and expect to further explore, raising such additional funds through public or private equity, debt financing, loans, government or other grants or collaborative agreements or from other sources. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. If there are increases in operating costs for facilities expansion, research and development and clinical activity, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. If certain disruptions due to, for instance, Israel’s conflicts in the Middle East, Israeli political instability persisting and deepening, the U.S. federal government shutdown, or market conditions, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements. As a result of these factors, management believes that there is substantial doubt as to the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	USD in thousands
Net cash used in operating activities	(22,004)	(30,690)
Net cash provided by investing activities	107	716
Net cash provided by financing activities	11,938	38,772
Net increase (decrease) in cash and cash equivalents	(9,959)	8,798
Effect of exchange rate changes on cash and cash equivalents and restricted cash	53	(11)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $22.0 million, primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $1.4 million. Non-cash charges for the nine months ended September 30, 2025 consisted primarily of income from change in fair value of warrants of $1.7 million, stock-based compensation expenses of $1.8 million and depreciation expenses of $1.8 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $0.4 million, a decrease in other accounts payable of $2.8 million and a decrease in other current assets of $1.8 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $30.7 million, primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $4.0 million, offset by non-cash charges of $23.2 million. Non-cash charges for the nine months ended September 30, 2024 consisted primarily of income from change in fair value of the Private Placement Warrants of $24.4 million and income from change in contract liability in amount of $2.0 million resulting from pausing the Company’s AD program. Additionally, there were depreciation expenses of $0.9 million, Private Placement Warrants issuance costs of $0.7 million and goodwill impairment of $0.8 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade account payable of $2.7 million, as well as a decrease in other accounts payable of $1.2 million and a decrease in other current and non-current assets of $0.2 million.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $0.1 million, mainly consisting of proceeds from sale of property and equipment.

During the nine months ended September 30, 2024, net cash provided by investing activities was $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly options and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we record gains or losses that offset the revaluation of the balance sheet items under financial expense (income), net in our condensed consolidated statements of operations. As of September 30, 2025, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $0.5 million with a fair value asset of $44,000. As of September 30, 2024, we had outstanding foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $3.4 million with a fair value asset of $15,000.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $11.9 million, mainly consisting of the issuance of Common Stock and warrants under the February 2025 Financing as well as exercises of warrants.

During the nine months ended September 30, 2024, net cash provided by financing activities was $39.0 million, mainly consisting of the issuance of Redeemable Convertible Preferred Shares and the Private Placement Warrants (as defined below) in the March 2024 PIPE in the amount of $20.8 million, net of issuance costs and $28.7 million, respectively. This was partially offset by the prepayment of the long-term debt in the amount of $10.7 million under the Hercules Loan Agreement.

On March 19, 2024, we prepaid the entire balance due under the Hercules Loan Agreement of $10,428,000. The prepayment included an end of term charge of $983,000 and accrued interest of $69,000. We received a waiver regarding the prepayment charge that should have been 1% out of the prepaid principal amount, equaling $94,000.

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the 2023 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, with Wainwright as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the 2023 ATM Agreement. On February 24, 2025, we suspended the ATM Agreement and the related continuous offering by us under an effective registration Statement on Form S-3. On August 13, 2025, we filed a prospectus supplement to amend our prior prospectus dated January 2, 2024, and as previously supplemented on February 24, 2025. The prospectus supplement updated the maximum aggregate amount of securities we may offer and sell under the 2023 ATM Agreement. Under the prospectus supplement, we may issue and sell shares of Common Stock having an aggregate offering price of up to $1.7 million from time to time through Wainwright.

From August 13, 2025 through November 11, 2025, we sold 2,313,678 shares of Common Stock under the 2023 ATM Agreement, at an average price of $0.58 per share, raising aggregate net proceeds of approximately $1,305, after deducting an aggregate commission of $51.

On March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private investment in public equity, or the March 2024 PIPE, with existing and new investors, resulting in aggregate gross proceeds of approximately $50 million, in which the investors purchased (i) an aggregate of 216,417 Redeemable Convertible Preferred Shares, convertible upon stockholder approval, which was obtained on July 9, 2024, into an aggregate of up to 21,641,700 shares of BiomX common stock, and (ii) warrants to purchase up to an aggregate of 10,820,850 shares of BiomX common stock, or the Private Placement Warrants, at a combined purchase price of $231.10 per share of Series X Preferred Stock and an accompanying Private Placement Warrant to purchase 50 shares of BiomX common stock. The Private Placement Warrants are exercisable at an exercise price of $2.311 per share and will expire on July 9, 2026.

On February 25, 2025, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we agreed to issue and sell, (i) in a registered direct offering, or the February 2025 Registered Direct Offering): (a) an aggregate of 2,828,283 shares of our Common Stock, and (b) pre-funded warrants, or the Registered Pre-Funded Warrants, to purchase up to an aggregate of 805,231 shares of Common Stock, and (ii) in a concurrent private placement, or the February 2025 PIPE and together with the February 2025 Registered Direct Offering, the February 2025 SPA, (a) unregistered pre-funded warrants, or the Private Pre-Funded Warrants, to purchase up to an aggregate of 2,305,869 shares of Common Stock, and (b) unregistered warrants, or the Common Warrants, to purchase up to an aggregate of 5,939,383 shares of Common Stock. Each Share (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each Share (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $0.9306. The gross proceeds to the Company from the February 2025 SPA were $5.5 million, before deducting placement agent fees and other offering expenses payable by the Company of $0.7 million. As of September 30, 2025, 547,728 Private Pre-Funded Warrants and 1,917 Common Warrants were exercised at an exercise price of $0.0001 and 0.9306 per share, respectively, into 549,645 shares of Common Stock. Additionally, 879,761 Private Pre-Funded Warrants were exercised into 879,599 shares of Common Stock through cashless mechanism for no additional consideration. No additional warrants were exercised subsequent to September 30, 2025, through November 11, 2025

In addition, on February 25, 2025, we entered into inducement letter agreements, or the Inducement Letter Agreements, with certain holders, or the Holders, of certain of their existing warrants to purchase an aggregate of 6,955,528 shares of Common Stock, originally issued to the Holders on under the March 2024 PIPE, having an original exercise price of $2.311 per share, or the Existing Warrants. The shares of Common Stock issued upon the exercise of the Existing Warrants are registered pursuant to an effective Registration Statement on Form S-3. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.9306 per share, or the February 2025 Warrant Exercise, in consideration of our agreement to issue new unregistered warrants, or the Inducement Warrants, to purchase up to an aggregate of 6,955,528 shares of Common Stock at an exercise price of $0.9306 per share. In connection with the February 2025 Warrant Exercise, we agreed that, in the event that any February 2025 Warrant Exercise would otherwise require the Company to issue a number of shares of Common Stock in excess of the number of shares of Common Stock that the Holder may acquire without exceeding the beneficial ownership limitations, or the Beneficial Ownership Limitation, set forth in the Existing Warrants (or, if applicable and at the Holder’s election, 9.99%) (such excess shares, the Excess Existing Warrant Shares), (i) the Company shall issue to the Holder the maximum number of Existing Warrant Shares that the Holder is entitled to receive without exceeding the Beneficial Ownership Limitation, as directed by the Holder, and (ii) in lieu of issuing any Excess Existing Warrant Shares, (x) the Existing Warrant shall automatically be amended and restated in its entirety as set in the Letter Agreement, or, following such amendment, the Amended and Restated Warrant. The gross proceeds to the Company from the February 2025 Warrant Exercise were $6.5 million prior to deducting placement agent fees and offering expenses of $0.4 million. We refer to the February 2025 Warrant Exercise and the February 2025 SPA, as the February 2025 Financing.

Outlook

We have accumulated a deficit of $203.6 million since our inception. To date, we have not generated revenue from our operations, and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. We expect to generate revenues from the sale of licenses to use our technology or products, but in the short and medium terms any amounts generated are unlikely to exceed our costs of operations. According to our estimates and based on our current operating plans, our liquidity resources as of September 30, 2025, which consisted primarily of cash, cash equivalents and restricted cash of approximately $8.1 million will be sufficient to fund our operations into the first quarter of 2026.

Consistent with our ongoing R&D activities, we expect to continue to incur additional losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, as well as other development activities relating to additional product candidates, through future issuances of public or private equity, issuance of debt securities, loans, and possibly additional grants from the Israeli Innovation Authority, or IIA, MTEC or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, the U.S. federal government shutdown and the market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation, as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 25, 2025, except as noted below.

Regulatory authorities may impose a hold on our clinical trials.

A clinical trial may be suspended or terminated by us or a collaborator, institutional review boards (IRBs) for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a cell therapy, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. On August 13, 2025, we reported that the FDA placed a clinical hold on our Phase 2b trial of BX004 for the treatment of CF patients with chronic pulmonary infections due to the need for additional information regarding the manufacturing process of BX004. On October 17, 2025, we reported that we received additional questions from the FDA that were narrow in scope and related solely to the third-party nebulizer device used in the study, with no concerns raised regarding the BX004 drug product itself. We believe we have fully addressed the FDA’s queries relating to the nebulizer. Enrollment and dosing in the European portion of the study continue ahead of plan, and the study remains on track to report topline results in the first quarter of 2026. While we believe we have addressed the FDA’s requests, there can be no assurance that the clinical hold will be fully lifted or that future regulatory actions will not occur, any of which could affect our development plans and timelines.

A prolonged shutdown of the U.S. federal government could adversely affect our business, financial condition, results of operations and prospects.

Congressional disagreement over the federal budget or the federal debt ceiling has resulted in a shutdown of the U.S. federal government. It is unclear how long such shutdown will continue or, even if it ends, if there could be similar shutdowns in the future. During such shutdowns, certain regulatory agencies, including the FDA and the SEC, may be required to furlough employees and suspend or significantly curtail critical activities. Our product development and regulatory activities depend in part on the continuity and capacity of the FDA and other health authorities. Although as of November 11, 2025, we have not been materially affected by the impacts of the shutdown on the FDA, disruptions at the FDA may delay the review, initiation or completion of our clinical trials, or the review and approval of our regulatory submissions, which could adversely affect the timing of our development programs and the potential commercialization of our product candidates. Similarly, a continued shutdown of the SEC could delay our ability to access the capital markets, including due to delays in the effectiveness of registration statements or other filings, which could adversely impact our liquidity and ability to raise additional funds when needed.

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

BIOMX INC.

Date: November 12, 2025	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Marina Wolfson
	Name:	Marina Wolfson
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)