Form 10-K
period 2025-12-31
BiomX Inc.
filed 2026-02-19
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-38762

BIOMX INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3364020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 New Burton Road, Suite 201, Dover, DE	19904
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 545610935

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	PHGE	NYSE American

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

On June 30, 2025, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of Common Stock held by non-affiliates of the Registrant was $11,899,466 based on the closing sale price of the Registrant’s shares of Common Stock on June 30, 2025 (the last trading day of the fiscal quarter) of $8.55 per share. The price of the Registrant’s shares of Common Stock was retroactively adjusted to reflect a 1-for-19 reverse stock split, which took effect on November 25, 2025.

The number of shares outstanding of the Registrant’s shares of Common Stock as of February 16, 2026 was 1,593,703.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

BIOMX INC.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

References in this Annual Report on Form 10-K , or the Annual Report to the “Company,” “BiomX,” “we,” “us” or “our” mean BiomX Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise,. References in this Annual Report to Adaptive Phage Therapeutics LLC, or APT, mean our wholly owned subsidiary, and reference to BiomX Ltd. mean BiomX Ltd., our wholly owned Israeli subsidiary that is now under dissolution proceedings in Israel as provided in more detail below.

On December 16, 2025, our Israeli subsidiary, BiomX Ltd., filed for insolvency proceedings in Israel. On January 25, 2026, the District Court of Tel-Aviv, Israel, appointed a trustee to BiomX Ltd. to handle the administration of the insolvency proceedings. The trustee is responsible for managing BiomX Ltd.’s assets, evaluating claims from creditors, and overseeing the orderly wind-down or restructuring of BiomX Ltd.’s operations in accordance with applicable Israeli insolvency law. As a result of these proceedings, we no longer control BiomX Ltd. and do not deem it as part of our assets.

On December 26, 2025, the Company entered into a Securities Purchase Agreement, or the 2025 Second SPA, with Pyu Pyu Capital, LLC, or the Investor, subject to customary closing conditions, which were satisfied on January 13, 2026. Pursuant to the 2025 Second SPA, the Company agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of its newly created Series Y Convertible Preferred Stock, as defined below, with an aggregate stated value of $3.3 million, and warrants to purchase up to 3,300,000 shares of the Company’s common stock, for aggregate gross proceeds of $3.0 million. The Series Y Convertible Preferred Stock has a stated value of $1,000 and is convertible into Common Stock at an initial conversion price of $2.00 per share (i.e., 1,650,000 shares of Common Stock), subject to adjustments. Accordingly, subject to receipt of approval of the stockholders of the Company, the Investor will beneficially own the majority of the shares of common stock of the Company and may have control over the Company. Therefore, if the stockholders’ approval is obtained, the Investor may cause the Company to change its business, strategy and objectives.

All amounts of shares of Common Stock included in this Annual Report have been retroactively adjusted to reflect a 1-for-19 reverse stock split, which took effect on November 25, 2025.

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

Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and “Business.” The risks and uncertainties include, but are not limited to:

●	the ability to successfully pursue and explore potential strategic alternatives for our business operations;

●	the ability to secure necessary financing and continue operations, which is highly dependent on obtaining stockholder approval pursuant to the 2025 Second SPA;

●	the ability to generate revenues, and raise sufficient financing to meet working capital requirements;

●	the unpredictable timing and cost associated with our approach to developing product candidates using phage technology and potential success thereof;

●	political and economic instability, including, without limitation, due to natural disasters or other catastrophic events, such as the Russian invasion of Ukraine and instability in the Middle East, terrorist attacks, hurricanes, fire, floods, pollution and earthquakes;

●	obtaining U.S. Food and Drug Administration, or FDA, acceptance of any non-U.S. clinical trials of product candidates;

●	our ability to enroll patients in clinical trials and achieve anticipated development milestones when expected;

●	the ability to pursue and effectively develop new product opportunities and acquisitions and to obtain value from such product opportunities and acquisitions;

●	penalties and market withdrawal associated with any unanticipated problems with product candidates and failure to comply with labeling and other restrictions;

●	general economic conditions, our current low stock price and other factors on our operations, the continuity of our business, including our preclinical and clinical trials, and our ability to raise additional capital;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	market acceptance of our product candidates and ability to identify or discover additional product candidates;

●	our ability to obtain high titers for specific phage cocktails necessary for preclinical and clinical testing;

●	the ability of our product candidates to demonstrate requisite, safety and efficacy for drug products, or safety, purity and potency for biologics without causing adverse effects;

●	the success of expected future advanced clinical trials of our product candidates;

●	our ability to obtain required regulatory approvals;

●	delays in developing manufacturing processes for our product candidates;

●	competition from similar technologies, products that are more effective, safer or more affordable than our product candidates or products that obtain marketing approval before our product candidates;

●	the impact of unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives on our ability to sell product candidates or therapies profitably;

●	protection of our intellectual property rights and compliance with the terms and conditions of current and future licenses with third parties;

●	infringement on the intellectual property rights of third parties and claims for remuneration or royalties for assigned service invention rights;

●	our ability to acquire, in-license or use proprietary rights held by third parties necessary to our product candidates or future development candidates;

●	ethical, legal and social concerns about synthetic biology and genetic engineering that may adversely affect market acceptance of our product candidates;

●	reliance on third-party collaborators;

●	our ability to attract and retain key employees or to enforce the terms of noncompetition agreements with employees;

●	the failure to comply with applicable laws and regulations other than drug manufacturing compliance;

●	potential security breaches, including cybersecurity incidents; and

●	other factors discussed in the section of this report entitled “Risk Factors” beginning on page 24.

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

RISK FACTORS SUMMARY

The summary below provides an overview of many of the risks the Company faces, and a more detailed discussion of risks can be found in Item 1A. “Risk Factors” below. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	Our exploration of strategic and business alternatives could adversely affect our business and our stock price.

●	Our ability to secure necessary financing and continue operations is highly dependent on obtaining stockholder approval for the 2025 Second SPA, and failure to do so could severely impact our liquidity and future viability.

●	We are a clinical-stage company and have incurred losses since our inception. We anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

●	We will need to raise additional capital in the future to support our operations which may not be available at terms that are favorable to us and might cause significant dilution to our stockholders or increase our debt towards third parties.

●	Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	We are seeking to develop product candidates using phage technology, an approach for which it is difficult to predict the potential success and time and cost of development. To our knowledge, no bacteriophage has thus far been approved as a drug in the United States or in the European Union.

●	Our product candidates must undergo clinical testing which may fail to demonstrate the requisite safety and efficacy for drug products, or safety, purity, and potency for biologics, and any of our product candidates could cause adverse effects, which would substantially delay or prevent regulatory approval and/or commercialization.

●	We have not completed composition development of our product candidates.

●	Our limited operating history compared to the long cycle of development phage based products may make it difficult to evaluate the success of our business to date and to assess our future viability.

●	We have never generated any revenue from product sales and may never be profitable or, if achieved, may not sustain profitability.

●	Results from preclinical studies of our product candidates may not be predictive of the results of clinical trials or later stage clinical development.

●	Our product candidates are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market or develop our product candidates.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and other consequences.

v

●	Even if we receive regulatory approval of any product candidates for therapeutic indications, we will be subject to ongoing regulatory compliance obligations and continued regulatory review which may result in significant additional expense. Additionally, any of our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Any products that we may develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could make it difficult for us to sell any product candidates or therapies profitably.

●	Ongoing health care legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

●	The license agreements we maintain are important to our business. If we or the other parties to our license agreements fail to adequately perform under the license agreements, or if we or they terminate the license agreements, the development, testing, manufacture, production and sale of our phage-based therapeutic product candidates would be delayed or terminated, and our business would be adversely affected.

●	We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

●	If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and/or royalties, and forced to defend against litigation.

●	We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

●	Changes in trade policy, including the imposition of tariffs, may adversely affect our business, results of operations and financial condition.

●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business.

●	Third-party relationships are important to our business. If we are unable to maintain our collaborations or enter into new relationships, or if these relationships are not successful, our business could be adversely affected.

●	Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

●	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants, pre-funded warrants and options or conversion of our Series X non-voting convertible preferred stock, par value $0.0001 per share, or the Series X Convertible Preferred Stock, and our Series Y convertible preferred stock, par value $0.0001 per share, or the Series Y Convertible Preferred Stock, or together the Convertible Preferred Stock, which upon exercise or conversion may result in dilution to our security holders.

●	The market price of our Common Stock and other securities may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

●	Our success depends, in part, on our ability to retain key executives and to attract, retain and motivate qualified personnel.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as diabetic foot infections, or DFI. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market diseases.

Based on the urgency of treating the infection (whether acute or chronic), the susceptibility of the target bacteria to phage (e.g. the ability to identify a phage cocktail that would target a broad range of bacterial strains) and other considerations, we offer two phage-based product types:

(1)	Fixed cocktail therapy – in this approach a single product containing a fixed number of selected phages is developed to cover a wide range of bacterial strains, thus allowing treatment of broad patient populations with the same product. Fixed cocktails are developed using our platform, in which high throughput screening, directed evolution, and bioinformatic approaches are leveraged to produce an optimal phage cocktail.

(2)	Personalized therapy – in this approach a large library of phages is developed, of which single optimal phages are personally matched to treat specific patients. Matching optimal phages with patients is carried out using a proprietary phage susceptibility testing, or patient specific targeting, where multiple considerations are analyzed simultaneously – allowing for an efficient screen of the phage library while maintaining short turnaround times.

In our therapeutic programs, we focus on using phage therapy to target specific strains of pathogenic bacteria that are associated with diseases. Our phage-based product candidates are developed utilizing our proprietary research and development platform. Our platform is unique, employing cutting edge methodologies and capabilities across disciplines including computational biology, microbiology, synthetic engineering of phage and their production bacterial hosts, bioanalytical assay development, manufacturing and formulation, to allow agile and efficient development of natural or engineered phage combinations, or cocktails. The cocktail contains phage with complementary features and is optimized for multiple characteristics such as broad target host range, ability to prevent resistance, biofilm penetration, stability and ease of manufacturing.

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and combine different phage, both naturally occurring and created using synthetic engineering, to develop these treatments.

In December 2025, we discontinued the development of our phage cocktail product for the treatment of Cystic Fibrosis or, BX004, following an internal analysis and feedback from the Data Monitoring Committee, or DMC, which recommended consideration of alternative dosing regimens or treatment strategies in response to adverse events experienced by certain participants; however, pursuing such alternatives was beyond the Company’s available resources. Additionally, we implemented cost-cutting measures including a significant reduction in workforce while reviewing other strategic alternatives.

In December 2025, following the discontinuation of the development of BX004, our Israeli subsidiary, BiomX Ltd., commenced insolvency proceedings in Israel. Prior to the commencement of these insolvency proceedings, BiomX Ltd. served as the core operational subsidiary of the Company, employing a significant portion of our workforce. As a result of BiomX Ltd.’s insolvency, our business has been materially impacted, and without additional resources, we have limited ongoing operations and limited ability to advance our programs as previously planned. Accordingly, we are actively evaluating and pursuing strategic alternatives and other business opportunities to exploit the expertise of our management staff, based on time, available resources and market conditions.

On December 26, 2025, the Company entered into the 2025 Second SPA with the Investor. Pursuant to the 2025 Second SPA, we agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of its newly created Series Y Convertible Preferred Stock, as defined below, with an aggregate stated value of $3.3 million, and warrants to purchase up to 3,300,000 shares of the Company’s common stock, for aggregate gross proceeds of $3.0 million. The Series Y Convertible Preferred Stock has a stated value of $1,000 and is convertible into Common Stock at an initial conversion price of $2.00 per share (i.e., 1,650,000 shares of Common Stock), subject to adjustments. Accordingly, subject to receipt of approval of the stockholders of the Company, the Investor will beneficially own the majority of the shares of common stock of the Company and may have control over the Company. Therefore, if the stockholders’ approval is obtained, the Investor may cause the Company to change its business, strategy and objectives. However, our ability to fully realize the benefits of the 2025 Second SPA, including the issuance of shares in excess of the NYSE American 19.99% limitation, as described further below, is contingent upon obtaining the stockholder approval required pursuant to the 2025 Second SPA. Failure to obtain this approval would severely limit our financial flexibility, potentially requiring us to seek alternative financing on less favorable terms, or cease our operations, which would have a material adverse effect on our business and financial condition.

Our Product Pipeline

We do not have any products approved or available for sale, our product candidates are still in the clinical development stages, and we have not generated any revenue from product sales.

Ongoing Programs

BX011 - Treatment of Diabetic Foot Infections, or DFI

BX011 is a fixed multi-phage cocktail, for the treatment of DFI associated with Staphylococcus aureus, or S. aureus, a key bacterium implicated in development and exacerbation of DFI. DFI is a serious bacterial infection commonly arising from an ulcer on the foot and is a leading cause of amputation in patients with diabetes. We previously reported positive statistically significant results targeting S. aureus in diabetic foot osteomyelitis, or DFO, patients. BX011 incorporates multiple proprietary phages, among them phage previously evaluated in the BX211 study, to provide broad and potent coverage against this S. aureus in DFI patients. BX011’s advancement will continue in alignment with ongoing discussions with the U.S. Defense Health Agency and subject to the availability of necessary financial resources, with plans to initiate a Phase 2a clinical trial in DFI.

BX211 – Treatment of Diabetic Foot Osteomyelitis (DFO)

BX211 is a phage therapy for the treatment of DFO associated with S. aureus. The personalized phage treatment tailors a specific phage selected from a proprietary phage-bank according to the specific strain of S. aureus biopsied and isolated from each patient. DFO is a bacterial infection of the bone that usually develops from an infected foot ulcer and is a leading cause of amputation in patients with diabetes. We believe that scientific literature demonstrating the potential benefit in treating osteomyelitis using phage in animal models as well as numerous successful compassionate cases using phage therapy to treat DFO patient support our approach of using phage therapy to treat DFO.

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

 National Institutes of Health, or NIH, study in Cystic Fibrosis, or CF

We are supporting a study conducted by the NIH and The Antibacterial Resistance Leadership Group targeting Pseudomonas aeruginosa, or P. Aeruginosa, infections in CF patients under FDA emergency Investigational New Drug allowance. The Phase 1b/2, multi-centered, randomized, double-blind, placebo-controlled trial is assessing the safety and microbiological activity of a single IV dose of bacteriophage therapy in cystic fibrosis subjects colonized with P. aeruginosa.

Discontinued programs

BX004 – Treatment of Cystic Fibrosis

BX004 is our therapeutic phage product candidate under development for chronic pulmonary infections caused by P. aeruginosa, a main contributor to morbidity and mortality in patients with CF. Enhanced resistance to antibiotics develops, particularly in CF patients, due to extensive drug use consisting of prolonged and repeated broad-spectrum antibiotic courses often beginning in childhood, and leading to the appearance of multidrug-resistant strains. In preclinical in vitro studies, BX004 was shown to be active against antibiotic resistant strains of P. aeruginosa and demonstrated the ability to penetrate biofilm, an assemblage of surface-associated microbial cells enclosed in an extracellular polymeric substance and one of the leading causes for antibiotic resistance.

In August 2025, we announced that the FDA had placed a clinical hold on the Company’s Phase 2b clinical trial of the BX004 product candidate, or the Study. As a result of the FDA’s notification, patient screening and enrollment in the U.S. portion of the Study had been paused. Furthermore, in November 2025, we announced that the FDA was continuing its evaluation of the third-party nebulizer device used in the Study in connection with the clinical hold, and that an independent DMC recommended that the Study continue with an adjusted dosing regimen.

In light of the foregoing, and as detailed above, in December, 2025, we discontinued the development of BX004, following internal analysis and DMC feedback, on an alternative dosing regimen or treatment strategy which were beyond the Company’s available resources.

BX005 – Treatment of Atopic Dermatitis, or AD

BX005 is our topical phage product candidate targeting S. aureus, a bacterium associated with the development and exacerbation of inflammation in AD. S. aureus is more abundant on the skin of AD patients than on the skin of healthy individuals and on lesional skin than non-lesional skin. It also increases in abundance, becoming the dominant bacteria, when patients experience flares. By reducing the load of S. aureus, BX005 is designed to shift the skin microbiome composition to its ‘pre-flare’ state and potentially provide a clinical benefit. In preclinical in vitro studies, BX005 was shown to eradicate over 90% of strains, including antibiotic resistant strains, from a panel of S. aureus strains (120 strains isolated from skin of subjects from the U.S. and Europe). On April 8, 2022, the FDA approved the Company’s Investigational New Drug, or IND, application for BX005.In 2024, we discontinued the development of BX005.

Our Strategy

Our goal is to develop multiple products based on the ability of phage to precisely target harmful bacteria and on our ability to screen, identify and optimally combine different phage, both naturally occurring and generated using synthetic engineering, to develop these treatments. We intend to continue to investigate clinical safety and efficacy of our lead phage-based product candidates to treat DFI and DFO; however, our business, strategy, and objectives are expected to be subject to change in accordance with the plans of the Investor, should they become a majority stockholder upon stockholder approval.

Our phage discovery platform

Our approach is driven by the convergence of several factors: a rapidly increasing understanding of phage, including the links between phage behaviors and their genomes; growing evidence that the presence of specific harmful bacteria may impact chronic diseases, such as DFI, making them in principle, amenable to treatment with phage; and by a growing number of anecdotal reports from different academic centers of successful compassionate use of phage to treat seriously ill patients who were unresponsive to other therapies. We believe our phage therapeutic product candidates have the potential to treat conditions and diseases by precisely targeting pathogenic bacteria without disrupting elements of the healthy microbiota. Our phage-based product candidates, either fixed phage cocktails or personalized phage treatments, are developed utilizing our proprietary research and development platforms.

We combine multiple technologies that originate from the laboratories of our scientific founders and that were developed internally. Technologies that were developed by our scientific founders are described in leading scientific journals. One of our scientific founders, Professor Rotem Sorek, a Professor in the Department of Molecular Genetics at the Weizmann Institute of Science, or WIS, is a world leader in phage genomics and bacterial defense mechanisms. The combination of the technologies and expertise from our scientific founders in each of their respective fields is critical in enabling us to focus on treating complex human diseases and conditions by precise manipulation of the microbiome.

Additionally, we developed proprietary assays and screening technology for robust and high throughput testing and patient specific targeting. The patient specific targeting platform combines state of the art automation with advanced microbiology assays. We believe that the output is a reproducible conclusive decision for optimal phage matching, based on multiple factors, including success of phage infection, suppression of resistant mutants, and antibiofilm activity.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

Patent portfolio

Our patent portfolio consists of one patent family (United States, Canada, European Patent Office, China and Japan), solely owned by APT and directed to treating implantable device infections among them staphylococcus aureus infections, common in patients with DFO. For some of the applications, prosecution has not started, and others are in the early stages of prosecution in the United States and in selected jurisdictions outside of the United States. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all.

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

We are aware of a number of biotechnology companies developing bacteriophage products to treat diseases. To our knowledge, several biotechnology companies, such as Locus Biosciences, Inc., Armata Pharmaceuticals, Inc. and SNIPR Biome, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phage or synthetic biology approaches. In addition, with respect to DFI/DFO, we are aware of several investigational and marketed products to treat the indications that we are targeting with our product candidates, including, but not limited to, TP-102 being developed by Technophage, a phage-based product being developed by Phaxiam.

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

Sales and Marketing

We may consider to pursue the commercialization of our drug product candidates either by building internal sales and marketing capabilities or through collaborations with others.

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

Certain of our current product candidates and future product candidates must be approved by the FDA through a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following. However, the Trump administration may change or overhaul existing drug regulations, which would lead to additional time and money to comply with:

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

Concurrent with clinical trials, companies may need to complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for certain medicinal products, including for medicinal products produced by certain biotechnological processes, advanced therapy medicinal products, or ATMPs, and products with a new active substance and indicated for the treatment of certain diseases. For products with a new active substance and indicated for the treatment of other diseases, products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure is optional.

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

Completion of a PIP renders the company eligible for a pediatric reward, which can be six-month extension of the term of the SPC. The reward is subject, among other conditions, to the PIP being fully completed, to the pediatric medicinal product being approved in all the member states, and to the results of the pediatric studies being mentioned, in one way or another (for example, the approval of a pediatric indication), in the summary of product characteristics of the product.

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

Market exclusivity is a regulatory protection exclusively afforded to new medicinal products that precludes the EMA or a national regulatory authority from validating another MAA, and the European Commission or a national regulatory authority from granting another marketing authorization, for a same or similar medicinal product and a same therapeutic indication, for a period of ten years from approval (see above).

Pediatric reward is another regulatory exclusivity. Completion of a PIP renders the company eligible for a pediatric reward, which can be six-month extension of the term of the SPC. In case a PIP is completed on a voluntary basis, i.e., for an approved medicinal product that is not or no longer protected by an SPC or a basic patent, the pediatric reward takes the form of a “pediatric use marketing authorization”, or PUMA. That special authorization does not fall into the global marketing authorization and thus benefits from eight years of data exclusivity followed by two or three years of market protection.

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

Since its enactment, there have been a number of significant changes to the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

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

The MTEC Grant Agreement

Industry and academia have entered into a Consortium Member Agreement to participate in the Medical Technology Enterprise Consortium, or MTEC, a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense, for the purpose of conducting research, development and testing in cooperation with the U.S. Government in an overall effort to improve Service member health and performance in diverse environments. In 2019, APT entered into a Base Agreement and Research Project Award, or, collectively, the Research Agreement, with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, and the U.S. Army Medical Research & Development Command, or USAMRDC, to advance personalized phage therapy from niche to broad use. Awards under the Research Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with MTEC. Under the cost reimbursement contract, MTEC reimburses APT for approved incurred costs that are based upon the achievement of certain milestones to support the development of personalized phage therapy. For the period between the acquisition of APT in March 2024 and December 31, 2025, APT received an aggregate of $5.8 million in grants from MTEC.

Employees

As of December 31, 2025, we had 20 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be strong. As of the date of filing this Annual Report, the Company expects to employ a limited number of key employees who will remain in order to allow the Company to continue operating at a basic level to best pursue its strategical alternatives.

Corporate Information

We are currently a virtual company. We maintain a mailing address at 850 New Burton Road, Suite 201, Dover, Delaware 19904, and the telephone number is (972) 545610935. Our corporate website address is www.biomx.com. The content of our website is not intended to be incorporated by reference into this Annual Report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.

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

Risks Related to Our Business, Technology and Industry

Our exploration of strategic alternatives could adversely affect our business and our stock price.

In December 2025, we announced that our Israeli subsidiary, BiomX Ltd., commenced insolvency proceedings in Israel. On December 26, 2025, we entered into the 2025 Second SPA. The initiation of such insolvency process, combined with the potential for the Investor from the 2025 Second SPA to become a majority shareholder upon stockholder approval, creates risks and uncertainties regarding our strategic direction, including our potential inability to consummate any proposed strategic alternative resulting from the process due to, among other things, insufficient funding, market, regulatory and other factors. Such potential change in control, resulting from the 2025 Second SPA, could affect our ability to consummate proposed strategic alternatives, impact our market price and trading volatility, and potentially lead to a shift in the Company’s business, strategy, and objectives in accordance with any plans our Board may adopt.

If we fail to obtain stockholder approval required under NYSE American rules in connection with the 2025 Second SPA, we could be unable to access sufficient financing, and could be required to hold additional stockholder meetings and incur significant costs, potentially leading to the delisting of our Common Stock.

After extensive efforts to raise capital on more favorable terms, we believed that the 2025 Second SPA was the only viable financing alternative available to us at the time. Pursuant to the terms of the 2025 Second SPA, we are required to obtain stockholder approval for this proposal within 60 calendar days from the closing date. If we fail to obtain such stockholder approval for this proposal, we will be required to incur additional costs in order to hold additional stockholder meetings every 60 days to seek such approval as is required under the purchase agreement. Further, until such time as we obtain stockholder approval for this proposal, we will not be able to issue more than 19.99% of our outstanding shares of Common Stock to the Series Y Preferred Stock and warrant holders in connection with the 2025 Second SPA.

If we are unable to obtain such stockholder approval on a timely basis, our ability to access sufficient financing on acceptable terms, or at all, could be materially and adversely affected, and we could be required to further reduce or discontinue our operations, which could materially and adversely affect our business, financial condition and results of our operations. Additionally, failure to obtain the required stockholder approval could also lead to a determination by NYSE American that we do not maintain sufficient ongoing business operations, which could result in the delisting of our Common Stock. Moreover, our inability to obtain such stockholder approval on a timely basis would severely constrain our financial flexibility and could significantly delay our ongoing efforts to evaluate and pursue strategic alternatives and other business opportunities.

We are a clinical-stage company and have incurred losses since our inception. Subject to availability of sufficient financial and other resources, we anticipate that we will continue to incur significant expenses, and we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company with limited operating history compared to the long time it takes to develop phage based products. We have incurred losses in each year since BiomX Ltd.’s inception in 2015. As of December 31, 2025, our accumulated deficit was $216.9 million. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term.

For the years ended December 31, 2025 and 2024, we had losses from operations of $41.5 million and $44.5 million, respectively. Subject to availability of sufficient financial and other resources, we anticipate that the level of our expenses will continue to be significant if and as we:

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

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $5.0 million, and we have had recurring losses from operations and negative operating cash flows since inception. We will need to raise additional capital in the future to support our operations and product development activities. In the near term, we expect to continue to fund our operations and other development activities relating to additional product candidates from the cash held by us, governmental and other grants and through future equity and debt financing. We have explored and raised funds in multiple manners since our inception. For instance, we filed in December 2023 a shelf registration statement on Form S-3 that was subsequently declared effective by the SEC and entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $1,765,939 from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the ATM Agreement. On February 27, 2025, we completed a registered direct offering and a concurrent private placement. Additionally, certain warrant holders agreed to exercise their warrants following our agreement to reduce the exercise price. Through these transactions, we generated approximately $12 million. In addition, in March 15, 2024, concurrently with the consummation of the acquisition of APT, we consummated a private placement of $50 million. Most recently, on January 13, 2026, we completed a private placement of preferred stock and warrants under a Securities Purchase Agreement, or the 2025 Second SPA, with an investor for gross proceeds of $3.0 million.

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

We may evaluate various additional acquisition opportunities and strategic partnerships, including licensing or acquiring complementary or unrelated products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. We have concluded that there is substantial doubt about our ability to continue as a going concern. We have accumulated a deficit of $216.9 million since our inception. To date, we have not generated revenue from our operations and we do not expect to generate any significant revenues from sales of products in the next twelve months. Our cash needs may increase in the foreseeable future. As of December 31, 2025, we had $5.0 million in cash and cash equivalents and restricted cash.

We believe our cash and cash equivalents on hand, including the cash raised in January 2026, as described under “Liquidity and Capital Resources” in Item 7 of this Annual Report, will be sufficient to meet our working capital and capital expenditure requirements through the end of the second quarter of 2026. Our continuation as a going concern is dependent upon many factors, including our ability to raise additional funds, the success of our clinical trial for DFI/DFO and our ability to repay our obligations when due. We cannot be sure that we will be able to obtain any future funding, and any such funding we may obtain may not be sufficient to finance our operations. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

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

Preclinical studies of our product candidates, such as BX011, including studies in animal disease models may not accurately predict the safety of the product candidate such that further human clinical trials would be allowed to proceed. In particular, promising preclinical testing suggesting the potential efficacy of prototype phage products may not predict the ability of these products to address conditions in the human clinical settings. For example, while we have studied phage activity in vitro and in vivo, these results may not be replicated when our phage cocktails are administered to human subjects. Despite promising data in any preclinical studies, our phage technology may be found not to be efficacious when studied in clinical trials.

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

Delays, or clinical holds, in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delays in our ability to obtain regulatory approval for and commercialization of our product candidates.

Delays in our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. Planned clinical trials may not be commenced or completed on schedule, or at all. Furthermore, our clinical trials may become subject to a clinical hold based on the evaluation of data and information submitted to the governing regulatory authorities.

Clinical trials can be delayed, or be subject to a clinical hold, for a variety of reasons, including:

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

If we do not successfully commence or complete our clinical trials on schedule, the price of our securities may decline. Significant preclinical or clinical trial delays or suspensions could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

Our current or future product candidates may cause adverse effects that could halt their clinical development, prevent their approval or marketing, limit their commercial potential or result in significant negative consequences.

Adverse effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or equivalent foreign regulatory agencies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, adverse events experienced by participants in our Study contributed to our decision to discontinue further development of BX004, followed by additional internal analysis and feedback from the DMC, which recommended consideration of adjusting dosing regimen.

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

The development of our product candidates requires that we isolate, select, optimize and combine a number of phage that target the desired bacteria for that product candidate. The selection of phage for any of our product candidates is based on a variety of factors, including, without limitation, the ability of the selected phage, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phage with the same part of the bacterial targets, the ability of the combined phage to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phage, intellectual property rights of third parties, and other factors. While we have selected an initial formulation of BX011, there can be no assurance that this initial formulation will be the final formulations of this product candidate for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

If we submit marketing applications for any of our product candidates manufactured by third-party manufacturers, the manufacturing facilities used to produce such product candidates will be subjected to ongoing periodic inspection for compliance with European, FDA and cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

Our competitors may succeed in developing products that are more effective, have fewer side effects and are safer or more affordable than our product candidates, which would render our product candidates less competitive or noncompetitive. These competitors also compete with us to recruit and retain qualified scientific and management personnel, establish clinical trial sites and patient registration for clinical trials, as well as to acquire technology and technology licenses complementary to our programs or advantageous to our business. Moreover, competitors that are able to achieve patent protection, obtain regulatory approvals and commence commercial sales of their products before we do, and competitors that have already done so may enjoy a significant competitive advantage.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we spent significant time and resources developing BX005 and BX004, which we discontinued.

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

Since inception in 2015 through its dissolution in February 2026, BiomX Ltd. devoted substantially all of its resources to developing product candidates with phage technology through its preclinical programs, building its intellectual property portfolio, developing a supply chain, planning its business, raising capital and providing general and administrative support for these operations. Such development efforts take very long periods of time before they can be proved successful. We have not yet demonstrated our ability to successfully complete any clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As our research, development, manufacturing and commercialization plans and strategies, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	evaluating and pursuing strategic alternatives and other business opportunities, including potential collaborations, financings, or other strategic transactions;

●	identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;

●	managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and FDA review process for our product candidates; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

In addition, our ongoing evaluation of strategic alternatives may not result in any transaction or alternative that improves our prospects, or at all, on terms acceptable to us or our stockholders. If we are unable to identify and execute a viable strategic alternative or otherwise secure sufficient additional resources, we may be required to further reduce or discontinue our operations, delay, limit or terminate development activities, pursue an orderly wind-down, and our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Government Regulation and Government

Our product candidates are subject to significant regulatory approval requirements, including the risk of clinical holds, which could delay, prevent or limit our ability to market or develop our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our drug product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. To satisfy FDA or equivalent foreign regulatory approval standards, we must demonstrate in adequate and well controlled clinical trials that our drug product candidates are safe and effective for their intended use. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Given the uncertainties around phage therapy, our product candidates could require a significantly longer time to gain regulatory approval than expected or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenue and to achieve profitability. In addition, the FDA or comparable foreign regulatory authorities may impose a clinical hold at any time if they determine that we have not satisfied applicable requirements or conditions, which could delay or prevent the initiation or continuation of our clinical trials and materially adversely affect our development timelines and costs.

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

Disruptions at the FDA and other government agencies and entities, such as the U.S. Department of Defense, caused by funding shortages, government shutdowns, global health concerns or other causes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. Any material reductions in the ability of FDA to perform these and other functions may delay the development and approval of our product candidates. Recent actions by the Trump administration have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Reports indicate that 5,000 out of 80,000 employees have been terminated. Although we cannot be certain at this early stage, these terminations and others, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the Trump administration intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our products.

In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For instance, we have funded our research and development from grants, including grants from MTEC, a consortium working in partnership with the U.S. Department of Defense. In connection therewith, in 2019, APT entered into the Research Agreement, with the USAMRAA and the USAMRDC, to advance personalized phage therapy from niche to broad use and have received awards under this agreement. Cost cutting of grants and other disruptions at the Department of Defense, the FDA and other regulatory authorities may also lengthen the time necessary for new drugs and biologics to be developed, reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business, or require us to obtain alternative funding and other resources, if available.

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

We currently rely on licenses from third-party collaborators for certain aspects of our technology and for certain of our existing programs. In particular, we received exclusive, royalty-bearing licenses to certain patents held by third parties.

If we fail to comply with our obligations under our license agreements, including payment terms, our licensors may have the right to terminate our license agreements, in which event we may not be able to develop, manufacture, market or sell the products covered by those license agreements. We may also face other penalties under our license agreements if we do not meet our contractual obligations. Such an occurrence could materially adversely affect the value of our products being developed under any such license agreements. Termination of one or more of our license agreements, or reduction or elimination of our rights under these license agreements, may result in us having to negotiate new or reinstated license agreements, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to commercialize the affected product candidates. In addition, termination of our license agreements could cause significant delays in our product and commercialization efforts that could prevent us from commercializing our product candidates, including our phage-based therapeutic product candidates, without first expanding our internal capabilities or entering into other agreements with third parties. Any alternative collaboration or license could also be on less favorable terms to us.

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

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we enter into relationships with other companies and academic institutions to provide us with important technology, and we may receive additional technology and funding under these and other collaborations in the future. The relationships we enter into may pose a number of risks, including the following:

●	third parties have, and future third-party collaborators may have, significant discretion in determining the efforts and resources that they will apply;

●	current and future third parties may not perform their obligations as expected;

●	current and future third parties may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the third parties’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

●	third parties may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	current and future third parties could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the third parties believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our current or future third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our product candidates;

●	current and future third parties may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●	current and future third parties with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with current or future third parties, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	current and future third parties may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	current and future third parties may infringe the intellectual property rights of others, which may expose us to litigation and potential liability;

●	current and future third parties may infringe regulatory frameworks (such as, but not limited to, cybersecurity and/or privacy frameworks), which may expose us to litigation and potential liability or require or lead us to terminate relationships with them;

●	if a current or future third party is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

●	current and future relationships may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

As of December 31, 2025, we had warrants outstanding to purchase an aggregate of up to 1,205,920 shares of Common Stock with a weighted average exercise price of $24.2, or collectively, the Outstanding Warrants, in each case subject to adjustment. Additionally, we had Convertible Preferred Stock that can be converted into 776,383 shares of Common Stock. To the extent such Outstanding Warrants are exercised or Convertible Preferred Stock are converted, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

In addition, as of December 31, 2025, we had outstanding vested and unvested options to purchase 150,387 shares of our Common Stock. To the extent any of these options are exercised, additional shares of Common Stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders.

As of February 16, 2026, and following the completion of the transactions contemplated by the 2025 Second SPA (as defined above), we had warrants outstanding to purchase an aggregate of up to 4,604,920 shares of Common Stock with a weighted average exercise price of $10.30 per share, Series X Convertible Preferred Stock that can be converted into 776,383 shares of Common Stock and 3,300 shares of Series Y Convertible Preferred Stock that can be converted into shares of Common Stock at a conversion price of $2.00 per share, subject to customary adjustments.

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

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. However, in connection with the issuance of our Series Y Preferred Stock, as described below, we are required to accrue dividends on such preferred stock at a rate of 15.0% per annum, compounded quarterly, payable in arrears, which dividends may, at the holder’s sole discretion, be paid in cash (subject to legally available funds) or in shares of our common stock through conversion mechanics, and such dividend rate increases to 24.0% per annum upon the occurrence and during the continuance of a Triggering Event (as defined in the certificate of designations). In addition, while any shares of Series Y Convertible Preferred Stock remain outstanding, we are restricted from declaring or paying cash dividends on any class of our capital stock, other than as required under the applicable certificate of designations.

Subject to the above, we currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our Common Stock will be our stockholders’ sole source of gain for the foreseeable future.

We may be unable to maintain the listing of our securities in the future.

Our Common Stock trades on NYSE American, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or fail to meet stockholders equity requirements, among other requirements, or if the NYSE American determines that we do not maintain sufficient ongoing business operations, or if we are unable to identify, pursue or successfully implement a viable alternative business strategy, the NYSE American may issue a non-compliance letter or initiate delisting proceedings. If our Common Stock is delisted, we could face significant material adverse consequences, including:

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

In addition to the factors discussed in this “Risk Factors” section, price declines in our Common Stock (and other securities) could also result from general market and economic conditions and a variety of other factors, including:

●	developments regarding our evaluation and pursuit of strategic alternatives and other business opportunities;
●	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials or the manufacturing processes of our product candidates;

●	adverse results or delays in our clinical trials;

●	announcements of technological innovations, patents or new products by our competitors;

●	regulatory developments in the United States and foreign countries;

●	any lawsuit involving us or our product candidates;

●	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

●	developments concerning any strategic alliances or acquisitions we may enter into;

●	actual or anticipated variations in our operating results;

●	changes in recommendations by securities analysts or lack of analyst coverage;

●	deviations in our operating results from the estimates of analysts;

●	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our Common Stock on NYSE American, and the possible delisting of our Common Stock;

●	sales of our Common Stock by our executive officers, directors and principal stockholders or sales of substantial amounts of Common Stock; and

●	loss of any of our key scientific or management personnel.

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

Our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists is critical to our success. Competition for qualified personnel in the biotechnology field is intense, and we face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses, and we may also be viewed as a riskier choice from a job stability perspective due to our relatively newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

ITEM 2. PROPERTIES

We are currently a virtual company and do not currently lease or own any physical space. We maintain a mailing address at 850 New Burton Road, Suite 201, Dover, DE 19904.

In November 2025, our lease for our corporate headquarters in Ness Ziona, Israel, was terminated.

In addition, the lease agreement for our office and laboratory facility in Gaithersburg, Maryland, was amended and terminated as of December 31, 2025.

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

Holders of Record

As of February 16, 2026, there were 1,593,703 issued and outstanding shares of our Common Stock held by 72 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends. However, in connection with the issuance of our Series Y Preferred Stock, as described below, we are required to accrue dividends on such preferred stock at a rate of 15.0% per annum, compounded quarterly, payable in arrears, which dividends may, at the holder’s sole discretion, be paid in cash (subject to legally available funds) or in shares of our common stock through conversion mechanics, and such dividend rate increases to 24.0% per annum upon the occurrence and during the continuance of a Triggering Event (as defined in the applicable certificate of designations). In addition, while any shares of Series Y Convertible Preferred Stock remain outstanding, we are restricted from declaring or paying cash dividends on any class of our capital stock, other than as required under the applicable certificate of designations.

The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. Subject to our undertakings towards the holders of the Series Y Preferred Shares, the payment of any cash dividends will be within the discretion of our Board of Directors, or the Board. at such time. Further if we incur indebtedness, our ability to declare dividends may be further limited by restrictive covenants we may agree to in connection therewith.

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

Overview

We are a clinical stage product discovery company developing products using both natural and engineered phage technologies designed to target and kill specific harmful bacteria associated with chronic diseases, such as DFI. Bacteriophage or phage are bacterial, species-specific, strain-limited viruses that infect, amplify and kill the target bacteria and are considered inert to mammalian cells. By utilizing proprietary combinations of naturally occurring phage and by creating novel phage using synthetic biology, we develop phage-based therapies intended to address large-market diseases.

Since BiomX Ltd.’s inception in 2015, we have devoted substantially all our resources to organizing and staffing our company, raising capital, acquiring rights to or discovering product candidates, developing our technology platforms, securing related intellectual property rights, and conducting discovery, research and development and clinical activities for our product candidates. We do not have any products approved for sale, and we have not generated any revenue from product sales. If we continue to advance our product candidates, we expect our expenses to remain significant. To date, we have funded our operations with proceeds from sales of our Common Stock, preferred shares and warrants, governmental grants, collaboration agreements and debt. As of December 31, 2025, we received gross proceeds of approximately $217.3 million from sales of our securities. In addition, as of December 31, 2025, we received $14.7 million from our collaboration agreements and grants from the IIA and MTEC.

In addition, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend on the successful development of, the receipt of regulatory approval for, and eventual commercialization of one or more of our product candidates. Our net losses were approximately $36.2 million and $17.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $216.9 million.

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

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $5.0 million. Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, as we believe our cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure requirements only through the end of the second quarter of 2026 as discussed further below under “Liquidity and Capital Resources”.

On March 6, 2024 we entered into a merger agreement with APT and certain other parties, as a result of which APT became our wholly-owned subsidiary, effective as of March 15, 2024, or the Acquisition. The Acquisition was structured as a stock-for-stock transaction whereby all outstanding equity interests of APT were exchanged in a merger for an aggregate of 48,237 shares of BiomX Common Stock, 40,470 Redeemable Convertible Preferred Shares, convertible into 213,000 shares of BiomX Common Stock, and warrants, or the Merger Warrants, exercisable for 11,403 shares of BiomX Common Stock. Upon the consummation of the Acquisition, a successor-in-interest of APT became a wholly-owned subsidiary of BiomX. The Merger Warrants are exercisable at any time after July 9, 2024 at an exercise price of $950.00 per share and will expire on January 28, 2027.

On August 26, 2024, we effected a 1-for-10 reverse stock split, and on November 25, 2025, we effected a 1-for-19 reverse stock split. Unless otherwise indicated, all share and per share amounts in this Annual Report have been retroactively adjusted to reflect these reverse stock splits, including proportional adjustments to equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

In December 2025, we discontinued the development of BX004 following an internal analysis and feedback from the DMC, which recommended consideration of alternative dosing regimens or treatment strategies in response to adverse events experienced by certain participants; however, pursuing such alternatives was beyond the Company’s available resource. Additionally, we implemented cost-cutting measures including a significant reduction in workforce while reviewing other strategic alternatives.

In December 2025, following the discontinuation of development of BX004, our Israeli subsidiary, BiomX Ltd., commenced insolvency proceedings in Israel. Prior to the commencement of these insolvency proceedings, BiomX Ltd. served as the core operational subsidiary of the Company, employing a significant portion of our workforce. As a result of BiomX Ltd.’s insolvency, our business has been materially impacted, and without additional resources, we have limited ongoing operations and limited ability to advance our programs as previously planned. Accordingly, we are actively evaluating and pursuing strategic alternatives and other business opportunities to exploit the expertise of our management staff, based on time, available resources and market conditions.

On December 26, 2025, we entered into the 2025 Second SPA with the Investor Pursuant to the 2025 Second SPA, we agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of our newly created Series Y Convertible Preferred Stock, as defined below, with an aggregate stated value of $3.3 million, and warrants to purchase up to 3,300,000 shares of the Company’s common stock, for aggregate gross proceeds of $3.0 million. The Series Y Convertible Preferred Stock has a stated value of $1,000 and is convertible into Common Stock at an initial conversion price of $2.00 per share (i.e., 1,650,000 shares of Common Stock), subject to adjustments. Accordingly, subject to receipt of approval of the stockholders of the Company, the Investor is expected to beneficially own the majority of the shares of common stock of the Company and will have control over the Company. Therefore, if the stockholders approval is obtained, the Investor is expected to cause the Company to change its business, strategy and objectives.

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

The table below summarizes our research and development expenses incurred by program:

	Year Ended December 31,
	2025	2024
	USD In thousands
BX004	11,094	10,495
BX211/BX011	1,897	2,239
Salaries and related benefits (including stock-based compensation)	5,424	8,006
Depreciation	2,264	1,488
Rent and related expenses	2,113	3,900
Infrastructure & other unallocated or R&D expenses	490	1,123
Less grants from the IIA and MTEC and consideration from collaboration agreements	(1,990)	(2,588)
Total research and development expenses, net	21,292	24,663

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expenses for personnel in executive, finance, corporate, business development and administrative functions. General and administrative expenses also include legal fees relating to corporate and securities matters; professional fees for accounting, tax and audit services; insurance costs; travel expenses; and facility-related expenses, including rent, depreciation, as well as operating related costs.

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

Impairment of Goodwill, Intangible Asset and Other long-lived asset

Goodwill and Intangible Asset

In connection with our acquisition of APT, we allocated a portion of the purchase price to goodwill and in-process research and development or, IPR&D intangible asset.

During the fourth quarter of 2025, the Company’s stock price declined significantly, in part following the Company’s announcement regarding the discontinuation of the CF Phase 2b clinical trial due to adverse events and the filing of the application to commence insolvency proceedings for BiomX Ltd. The discontinuation of the CF trial raised concerns that extended beyond the CF program itself, as the adverse events observed may have broader implications for the Company’s platform technology and pipeline programs. As a result, the Company performed an impairment assessment of its IPR&D acquired in the APT acquisition. Based on this assessment, we recognized an impairment charge of $11.8 million for the year ended December 31, 2025.

During the third and fourth quarters of 2024, we experienced a decline in our stock price resulting in market capitalization being less than our stockholders’ equity, which we concluded as an impairment indicator. As a result, we performed a quantitative assessment for goodwill and IPR&D impairment and recognized an impairment charge of $0.8 million and $3.2 million, respectively, for the year ended December 31, 2024.

Other long-lived asset impairment

On December 16, 2025, BiomX Ltd. filed an application for the commencement of legal insolvency proceedings. As a result, BiomX Ltd. sold all of its property and equipment subsequent to the balance sheet date. Accordingly, we recorded an impairment of $0.5 million for the year ended December 31, 2025, to reflect the sale proceeds.

On December 31, 2025, APT signed an amendment to terminate its lease agreement in Gaithersburg, Maryland. In addition, APT intends to dispose of all of its property and equipment. Based on purchase offers received for its equipment, we determined that the expected sale proceeds are negligible and wrote down the full carrying amount of the assets in amount of $1.2 million for the year ended December 31, 2025.

In December 2024, we decided to cease the use of the property in Gaithersburg, Maryland and made it available for sublease. As a result, we performed an impairment assessment of the right-of-use asset and related leasehold improvements and recognized an impairment charge of $4.0 million.

Gain from early lease termination

Following the termination of the lease agreement pursuant to an amendment executed by APT, the Company was required to settle the termination consideration. In accordance with the termination provisions of the agreement, the Company was required to pay the landlord $0.8 million, and the landlord was entitled to apply a lease security deposit in the amount of an additional $0.15 million. As a result of the early termination of the lease, we recognized a gain from early termination in the amount of $2.9 million.

Other expenses (income)

Other expenses (income) primarily consist of a capital loss from the sale of fixed assets, a reversal of the contract liability related to the AD program that was paused in 2024, and proceeds from the subleasing of a portion of our office space in Ness Ziona, Israel, which sublease ended in September 2024.

Interest expenses

Interest expense mainly related to interest on the existing loan to APT from the U.S. Small Business Administration and interest incurred under a Loan and Security Agreement with Hercules Capital, Inc., or the Hercules Loan Agreement. On March 19, 2024, we prepaid all of the remaining loan balance under the Hercules Loan Agreement in a total amount of $10.4 million.

Income from change in fair value of warrants

Income from change in fair value of warrants reflects the revaluation that resulted from the accounting of the warrants issued under the March 2024 PIPE and the warrants issued under the February 2025 Financing.

Financial expenses, net

Financial expenses, net consist primarily of interest income on our bank deposits and money market funds and transaction costs incurred in connection with the February 2025 Financing and the March 2024 PIPE.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	USD in thousands
R&D expenses, net	21,292	24,663
General and administrative expenses	9,628	11,776
Gain from early lease termination	(2,949)	-
Goodwill impairment	-	801
IPR&D impairment	11,842	3,237
Other long-lived asset impairment	1,653	4,046
Operating loss	41,466	44,523
Other expense (income)	93	(2,143)
Interest expenses	20	873
Finance expense, net	724	919
Income from change in fair value of warrants	(6,111)	(26,458)
Tax expenses	7	13
Net Loss	36,199	17,727

R&D expenses, net (net of grants received from the IIA and MTEC, and consideration from research collaborations) were $21.3 million for the year ended December 31, 2025, compared to $24.7 million for the year ended December 31, 2024. The decrease of $3.4 million, or 14%, in the year ended December 31, 2025 compared to the prior year, is primarily due to the following:

●	a decrease of $2.7 million in salaries and related expenses due to workforce reduction; and

●	a decrease of $1.8 million in rent expenses primarily due to the accounting treatment of the right-of-use asset impairment recognized in 2024, which resulted in reduced expenses in 2025.

The decrease was partially offset by an increase of $0.8 million associated with the initiation of the Phase 2b clinical trial for our CF product candidate, BX004, as well as by an increase of $0.8 million in depreciation expenses attributable to the accelerated depreciation of leasehold improvements resulting from the remeasurement of lease liability of our office lease agreement in Ness Ziona, Israel and the termination of APT’s lease agreement. In addition, we recorded $1.6 million of MTEC grants and $0.4 million of IIA grants for the year ended December 31, 2025, compared to $2.6 million of MTEC grants for the year ended December 31, 2024.

General and administrative expenses were $9.6 million for the year ended December 31, 2025, compared to $11.8 million for the year ended December 31, 2024. The $2.2 million decrease, or 19%, is primarily driven by Acquisition-related expenses of $0.9 million and $0.4 million of legal fees associated with both the Acquisition and the March 2024 PIPE, as well as a decrease of $0.2 in other professional service fees. Additionally, we had a decrease of $0.5 million in salaries and related expenses due to workforce reduction and a $0.2 million decrease in premium for the Company’s directors’ and officers’ insurance policy.

Gain from early lease termination was $2.9 million, following the derecognition of the related right-of-use asset and lease liability, and the total consideration paid, as a result of APT’s lease termination.

Goodwill impairment in the 2024 period was $0.8 million, following an impairment of the Company’s goodwill that resulted from the Acquisition. The Company’s market capitalization as of September 30, 2024, was lower in comparison to its stockholders’ equity and triggered an impairment assessment that concluded that the entire goodwill should be impaired.

IPR&D impairment was $11.8 million for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024, following our quantitative assessment for IPR&D impairment.

Other long-lived asset impairment was $1.7 million for the year ended December 31, 2025, compared to $4.0 million for the year ended December 31, 2024. The decrease of $2.3 million, or 58%, reflects impairment charges at BiomX Israel and APT. At BiomX Israel, impairment was recorded in connection with the commencement of insolvency proceedings and the subsequent sale of all property and equipment, based on sale proceeds. At APT, impairment was recorded after determining that expected sale proceeds for its equipment are negligible.

Other expense was $0.1 million for the year ended December 31, 2025, compared to other income of $2.1 million for the year ended December 31, 2024. The decrease of $2.2 million, or 105%, is primarily due to the reversion of the contract liability associated with the Company’s AD program which has been suspended in 2024.

Interest expenses were $20,000 for the year ended December 31, 2025, compared to $873,000 for the year ended December 31, 2024. The decrease of $853,000, or 98%, is due to repayment of the loan under the Hercules Loan Agreement in March 2024. Interest in the 2025 period was related to an existing loan to APT from the U.S. Small Business Administration.

Finance expense, net was $0.7 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The decrease of $0.2 million, or 22%, was primarily attributable to lower transaction costs incurred in connection with the February 2025 financing, as compared to the March 2024 PIPE financing, partially offset by lower interest income in the current period.

Income from change in fair value of warrants was $6.1 million for the year ended December 31, 2025, compared to $26.5 million for the year ended December 31, 2024. The decrease of $20.4 million, or 77%, is primarily attributed to the revaluation resulting from the accounting treatment of the Company’s warrants that are classified as a liability, as well as to the issuance of warrants in the February 2025 Financing.

Liquidity and Capital Resources

Sources of Liquidity

We have never generated any revenue from sales of our products and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our Common Stock, preferred shares and warrants, venture debt, IIA and MTEC grants and funds from collaboration agreements and through the business combination between Chardan Healthcare Acquisition Corp., a special purpose acquisition company, and BiomX Ltd. (the “Business Combination”), pursuant to which Chardan Healthcare Acquisition Corp. changed its name to BiomX Inc. Through December 31, 2025, we had received gross cash proceeds of approximately $217.3 million from sales of our Common Stock and preferred shares and $14.7 million from our collaboration agreements and grants from the IIA and MTEC.

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

On December 7, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 2, 2024. In addition, on December 7, 2023, we entered into an At the Market Offering Agreement, or the 2023 ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, with Wainwright as manager, pursuant to which we may issue and sell shares of our Common Stock having an aggregate offering price of up to $7.5 million from time to time through Wainwright. We are not obligated to make any sales of Common Stock under the 2023 ATM Agreement. On February 24, 2025, we suspended the ATM Agreement and the related continuous offering by us under an effective registration Statement on Form S-3. On August 13, 2025, we filed a prospectus supplement to amend our prior prospectus dated January 2, 2024, and as previously supplemented on February 24, 2025. The prospectus supplement updated the maximum aggregate amount of securities we may offer and sell under the 2023 ATM Agreement. Under the prospectus supplement, we may issue and sell shares of Common Stock having an aggregate offering price of up to $1.7 million from time to time through Wainwright. During the year ended December 31, 2025, we sold 121,773 shares of Common Stock under the 2023 ATM Agreement, at an average price of $11.13 per share, raising aggregate net proceeds of approximately $1.3 million, after deducting an aggregate commission of $51.

On March 15, 2024, concurrently with the consummation of the Acquisition, we consummated a private placement, or the March 2024 PIPE, pursuant to an exemption from registration requirements under the Securities Act, with certain investors pursuant to which such investors purchased an aggregate of 216,417 shares of our Series X Convertible Preferred Stock, par value $0.0019 per share, with each Series X Convertible Preferred Stock being convertible into 6 shares of our shares of Common Stock, after giving effect to the Reverse Split, and warrants, or Private Placement Warrants, to purchase up to an aggregate of 569,519 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately $50 million.

On February 25, 2025, we entered into a Securities Purchase Agreement with certain investors, or the February 2025 SPA, pursuant to which we agreed to issue and sell, (i) in a registered direct offering, or the February 2025 Registered Direct Offering: (a) an aggregate of 148,857 shares of our Common Stock, and (b) pre-funded warrants, or the February 2025 Pre-Funded Warrants, to purchase up to an aggregate of 42,381 shares of Common Stock, or the February 2025 Pre-Funded Warrant Shares, and (ii) in a concurrent private placement, or the February 2025 PIPE, (a) unregistered pre-funded warrants, or the February 2025 Private Pre-Funded Warrants, to purchase up to an aggregate of 121,362 shares of Common Stock, or the February 2025 Private Pre-Funded Warrant Shares, and (b) unregistered warrants, or the February 2025 Common Warrants, and together with the February 2025 Private Pre-Funded Warrants, the February 2025 Private Warrants, to purchase up to an aggregate of 312,599 shares of Common Stock, or the February 2025 Common Warrant Shares, and together with the February 2025 Private Pre-Funded Warrant Shares, the February 2025 Private Warrant Shares. Each share of Common Stock (or February 2025 Pre-Funded Warrant in lieu thereof) and each February 2025 Private Pre-Funded Warrant is sold with an accompanying February 2025 Common Warrant. The combined effective purchase price of each share of Common Stock (or February 2025 Pre-Funded Warrant in lieu thereof) and accompanying February 2025 Common Warrant, and of each February 2025 Private Pre-Funded Warrant and accompanying February 2025 Common Warrant, is $17.68. The gross proceeds to the Company from the February 2025 Registered Direct Offering and the February 2025 PIPE were $5.5 million, before deducting placement agent fees and other offering expenses payable by the Company. In addition, on February 25, 2025, we also entered into inducement letter agreements, or the Inducement Letter Agreements, with certain holders, or the Holders, of certain of their existing warrants to purchase an aggregate of 366,087 shares of Common Stock, originally issued to the Holders on March 15, 2024, having an original exercise price of $43.91 per share (after giving effect to the Reverse Split), or the Existing Warrants. The shares of Common Stock issued upon the exercise of the Existing Warrants are registered pursuant to the Effective S-3. Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $17.68 per share, or the February 2025 Warrant Exercise, in consideration of our agreement to issue new unregistered warrants, or the New Warrants, to purchase up to an aggregate of 366,087 shares of Common Stock at an exercise price of $17.68 per share, or the New Warrant Shares. In connection with the February 2025 Warrant Exercise, we agreed that, in the event that any February 2025 Warrant Exercise would otherwise require the Company to issue a number of shares of Common Stock in excess of the number of shares of Common Stock that the Holder may acquire without exceeding the beneficial ownership limitations, or the Beneficial Ownership Limitation, set forth in the Existing Warrants (or, if applicable and at the Holder’s election, 9.99%) (such excess shares, the Excess Existing Warrant Shares), (i) the Company shall issue to the Holder the maximum number of Existing Warrant Shares that the Holder is entitled to receive without exceeding the Beneficial Ownership Limitation, as directed by the Holder, and (ii) in lieu of issuing any Excess Existing Warrant Shares, (x) the Existing Warrant shall automatically be amended and restated in its entirety as set in the Letter Agreement, or, following such amendment, the Amended and Restated Warrant. The gross proceeds to the Company from the February 2025 Warrant Exercise were $6.5 million prior to deducting placement agent fees and offering expenses. We refer to the February 2025 Warrant Exercise, February 2025 Registered Direct Offering and the February 2025 PIPE, as the February 2025 Financing.

On December 26, 2025, we entered into the 2025 Second SPA with the Investor, pursuant to which the Company agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of the Company’s newly created Series Y Convertible Preferred Stock, with an aggregate stated value of $3.3 million, and warrants to purchase up to 3,300,000 shares of the Company’s Common Stock, for aggregate gross proceeds to the Company of $3.0 million, before deducting placement agent fees and other offering expenses. Each share of Series Y Preferred Stock has a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of $2.00 per share, subject to customary adjustments. Holders of Series Y Convertible Preferred Stock will be entitled to receive dividends on the stated value at a rate of 15% per annum, compounded quarterly, payable in arrears, which dividends may, at the Investor’s sole election, be paid in cash or shares of Common Stock. The Series Y Convertible Preferred Stock does not have voting rights (except as otherwise required by law or as expressly provided in the certificate of designations), and each share will have a maturity of one year from the closing date. Conversion is subject to beneficial ownership limitations of 19.99% of the Company’s outstanding Common Stock. Pursuant to the 2025 Second SPA, the Company also agreed to issue to the Investor warrants to purchase up to an aggregate number of shares of Common Stock equal to 200% of the number of shares of Common Stock issuable upon conversion of the Series Y Preferred Stock, or the “2025 Second SPA Warrants”, i.e., 3,300,000 shares of Common Stock. The 2025 Second SPA Warrants will be exercisable immediately upon issuance, subject to certain limitations and will have an initial exercise price of $2.00 and will expire five years from the date of issuance.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as we believe that our current funds, including the funds received from the 2025 Second SPA, will be sufficient to meet our working capital and capital expenditure requirements only through the end of the second quarter of 2026. In the future, we will likely require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources, as we did with the ATM Agreement and the Hercules Loan Agreement. Our ability to secure such additional funds is contingent upon obtaining the stockholder approval required pursuant to the 2025 Second SPA. Failure to obtain such approval would severely constrain our financing options, potentially forcing us to cease our operations, and would increase the substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2025	2024
	USD In thousands
Net cash used in operating activities	(26,390)	(36,979)
Net cash provided by investing activities	108	715
Net cash provided by financing activities	13,189	38,374
Effect of exchange rate changes on cash and cash equivalents and restricted cash	73	1
Net increase (decrease) in cash and cash equivalents	(13,020)	2,111

Operating Activities

During the year ended December 31, 2025, operating activities used $26.4 million of net cash, primarily due to a net loss of $36.2 million adjusted by non-cash charges of $9.8 million. Non-cash charges mainly consisted of $6.1 million related to income from change in fair value of the warrants and $2.9 million gain from early lease termination. These were partially offset by non-cash expenses including stock-based compensation of $2.1 million, depreciation of $2.9 million, and impairment charges of $11.8 million related to the IPR&D asset and $1.7 million related to other long-lived assets. Net changes in our operating assets and liabilities consisted primarily of a decrease in net change in operating leases of $0.1 million and in other account payables of $3.4 million, partially offset by a decrease in other current assets of $2.2 million and in trade account payables of $1.2 million.

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

Investing Activities

During the year ended December 31, 2025, investment activities provided net cash of $0.1 million, mainly consisting of proceeds from the sale of property and equipment.

During the year ended December 31, 2024, investment activities provided net cash of $0.7 million, mainly consisting of cash and restricted cash acquired from the Acquisition.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We use foreign exchange contracts (mainly option and forward contracts) to hedge balance sheet items from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, we recognize gains or losses that offset the revaluation of the balance sheet items also recorded under financial expenses, net. As of December 31, 2025, we had no outstanding foreign exchange contracts. As of December 31, 2024, we had outstanding foreign exchange contracts in the amount of approximately $2.4 million with a fair value asset of $19 thousand.

Financing Activities

During the year ended December 31, 2025, financing activities provided net cash of $13.2 million, mainly consisting of the issuance of Common Stock and warrants under the February 2025 Financing as well as issuance of Common Stock under the ATM.

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

Contractual Obligations, Commitments and Contingencies

Our contractual obligations and commitments relate primarily to our operating leases and non-cancelable purchase obligations under agreements with various research and development organizations and suppliers in the ordinary course of business. In August 2019, we entered into a lease agreement for office and lab spaces in Gaithersburg, Maryland. This lease agreement was terminated effective December 31, 2025. In September 2020, we entered into a lease agreement for office and laboratory space in Ness Ziona, Israel. In November 2025, the latter lease agreement for office and laboratory space in Ness Ziona, Israel, was terminated.

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

Government Grants and Related Royalties

The Government of Israel, through the IIA, encourages research and development projects by providing grants. Through December 31, 2025, our Israeli subsidiary, BiomX Ltd., had received an aggregate of $8.9 million in the form of grants from the IIA. However, as further described above, BiomX Ltd. commenced insolvency proceedings in December 2025, and a trustee was appointed in January 2026 to administer these proceedings. As a result, BiomX Inc. no longer maintains operational control over BiomX Ltd. and does not expect to recover any significant value from its investment in BiomX Ltd. Consequently, the Company no longer considers the IIA grants received by BiomX Ltd., nor any related obligations or potential royalties, as relevant to its ongoing financial condition or operations.

Outlook

In addition to continuing our current business, we are pursuing strategic alternatives. Therefore, we do not have visibility into the levels of expenses we may incur in the future. However, if we continue our operations and develop product candidates to treat DFO and DFI, our expenses will remain substantial and may also increase as we:

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

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as we believe that our current funds will only be sufficient to meet our working capital and capital expenditure requirements through the end of the second quarter of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through public or private sales of our equity, loans, milestone payments, possibly additional grants from MTEC or other government or non-profit institutions and other outside funding sources. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market volatility resulting from armed conflicts or other disruptions, and market demand for our securities, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to the Company. Furthermore, we believe that our ability to raise additional capital and to secure future funding is contingent upon obtaining the stockholder approval required pursuant to the 2025 Second SPA. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. For more information regarding the risks related to our outlook, see “Risk Factors — Risks Related to Our Business, Technology and Industry.”

Foreign Exchange Contracts

We entered into forward and option contracts to hedge against the risk of overall changes in future cash flow from payments of salaries and related expenses, as well as other expenses denominated in NIS. As of December 31, 2025 we had no outstanding foreign exchange contracts. As of December 31, 2024, we had outstanding foreign exchange contracts in the nominal amount of approximately $2.4 million.

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

Intangible assets

We accounted for the acquisition of APT using the acquisition method of accounting, which required us to estimate the fair values of the assets acquired and liabilities assumed. This included acquired IPR&D, and goodwill. The IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon successful completion of the project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives.

We test goodwill and IPR&D for impairment at least on an annual basis, on the last day of the third quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. We estimate the fair value of IPR&D asset using a market approach, based on the Company’s equity value with the addition of a control premium derived from publicly available data from studies for similar transactions of public companies.

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities are recorded as goodwill and IPR&D. Such valuations require our management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from intangible assets, their useful lives and discount rates. Our management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. See Note 1C to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to business combination.

Warrants fair value revaluation

We account for the warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants issued under the 2024 PIPE, the February 2025 SPA, and the 2025 Second SPA as liability at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The warrants are valued using the Black-Scholes model.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on the aforementioned evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was effective.

We are exempt from this requirement to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status under the Exchange Act as a non-accelerated filer as of the current time.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Other Information

The remaining information required by this item will be included in our 2026 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We have two equity incentive plans, the 2015 Plan, and the 2019 Plan. Although no shares of our Common Stock are available for future issuance under the 2015 Plan, the 2015 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2025, options to purchase 7,768 shares of our Common Stock remained outstanding under the 2015 Plan.

The 2019 Plan was adopted by the Board of Directors and approved by our stockholders in connection with the Business Combination. As of December 31, 2025, there were 142,619 shares of our Common Stock available for issuance under the 2019 Plan. The aggregate number of shares of our Common Stock available for issuance pursuant to the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2026, 63,748 additional shares of our Common Stock were made available for issuance pursuant to the 2019 Plan.

For additional information regarding the 2015 Plan and the 2019 Plan, as of December 31, 2025, please see Part II – Item 8 – Financial Statements and Supplemental Data – Notes to consolidated financial statements – note 12B – Stock-Based Compensation.

	Equity Compensation Plan Information
	December 31, 2025
Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock (a)	Weighted- average exercise price of outstanding options and restricted stock (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	142,619	4.20	440,095
Equity compensation plans not approved by security holders	7,768	3.18	-
Total	150,387	4.09	440,095

The remaining information required by this item will be included in our 2026 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this Annual Report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated by reference.

EXHIBIT INDEX

Exhibit	Description
3.1***	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (clean version)
3.2***	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (marked version)
3.3	Amended and Restated Bylaws of the Company, effective as of October 28, 2019, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 15, 2024)
3.4	Form of Certificate of Designation of Series X Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
3.5	Form of Certificate of Designation of Series Y Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
4.1***	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)
4.5	Form of Merger Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.6	Form of Private Placement Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.8	Form of Amended and Restated Warrant (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.9	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.10	Form of Private Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.11	Form of Common Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.12	Form of New Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.13	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
4.14	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
10.1**	Amended and Restated Chardan Healthcare Acquisition Corp. Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 9, 2024)

10.2	Registration Rights Agreement dated October 28, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.3**,***	Form of Indemnification Agreement
10.4**	2015 Employee Stock Option Plan, as amended (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.5**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.6**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.7**	Form of Option Agreement (Israeli Awards) (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.8**	Form of Restricted Stock Unit Agreement under the Company’s 2019 Omnibus Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024)
10.9	At the Market Offering Agreement, dated December 7, 2023, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 7, 2023)
10.10**	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon (Incorporated by reference to Exhibit 10.1 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.11**	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan (Incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.13*	Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research, dated August 24, 2021 (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.14	License Modification 1, dated August 31, 2022, to Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.15	Form of Registration Rights Agreement, dated as of March 6, 2024, by and among the Company and certain purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)

10.16	Form of Registration Rights Agreement dated February 25, 2025, between BiomX Inc. and the purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.17	Warrant Exercise and Reload Agreement dated February 25, 2025, between BiomX Inc. and the holders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.18	Placement Agency Agreement dated February 25, 2025, between BiomX Inc. and Laidlaw and Company (UK) Ltd. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.19	MTEC Base Agreement No. 2019-532, dated as of August 22, 2019, by and between Advanced Technology International (MTEC Consortium Manager) and Adaptive Phage Therapeutics, Inc., and the following modifications thereof: (i) Modification No. 1, dated as of September 30, 2019; (ii) Modification No. 2, dated as of July 22, 2020; (iii) Modification No. 3, dated as of September 27, 2021; (iv) Modification No. 4, dated as of September 8, 2022; (v) Modification No. 5, dated as of December 16, 2022; (vi) Modification No. 6, dated as of December 19, 2023; (vii) Modification No. 7, dated as of January 16, 2024; and (viii) Modification No. 8, dated as of September 11, 2024 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed by the Company on March 25, 2025)
10.20	Form of Securities Purchase Agreement dated December 26, 2025, between BiomX Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
10.21	Form of Registration Rights Agreement dated December 26, 2025, between BiomX Inc. and the purchasers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
19.1	BiomX Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed by the Company on March 25, 2025)
21.1***	Subsidiaries of Company
23.1***	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32.1****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
**	Indicates a management contract or a compensatory plan or agreement.
***	Filed herewith.
****	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMX INC.

Dated: February 19, 2026	By:	/s/ Jonathan Solomon
	Name:	Jonathan Solomon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Solomon	Chief Executive Officer	February 19, 2026
Jonathan Solomon	(Principal Executive Officer) and Director

/s/ Marina Wolfson	Chief Financial Officer	February 19, 2026
Marina Wolfson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell Greig	Chairman of the Board of Directors	February 19, 2026
Dr. Russell Greig

/s/ Liat Bidas	Director	February 19, 2026
Liat Bidas

/s/ Susan Blum	Director	February 19, 2026
Susan Bloom

/s/ Gregory Merril	Director	February 19, 2026
Gregory Merril

/s/ Alan Moses	Director	February 19, 2026
Dr. Alan Moses

/s/ Edward Williams	Director	February 19, 2026
Edward Williams

/s/ Reuven Yeganeh	Director	February 19, 2026
Reuven Yeganeh

BIOMX INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of BiomX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BiomX Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations, incurred an accumulated deficit, and has stated that these events or conditions raise substantial doubt on the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

In-process research and development ("IPR&D") impairment assessment

As described in Notes 1C, 2R and 11 to the consolidated financial statements, the Company’s IPR&D balance was $0.2 million as of December 31, 2025. Management conducts its impairment test at the last day of the third quarter of each year, or more frequently if events or circumstances indicate that the carrying value of the IPR&D may be impaired. Potential impairment is identified by comparing the fair value of the IPR&D to its carrying value. During the fourth quarter of 2025, management noted that an indicator of potential impairment existed due to a significant decline in the fair value of the Company's stock. The impairment assessment resulted in impairment charge of $11.8 million. Management's significant judgments and assumptions are the amount and timing of projected future cash flows, discount rate and control premium.

The principal considerations for our determination that performing procedures relating to IPR&D impairment assessment is a critical matter are (i) the significant judgment by management when developing the fair value estimate of the IPR&D; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to amount and timing of projected future cash flows, discount rates and control premium; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the IPR&D; (ii) evaluating the appropriateness of the models used by management; (iii) testing the completeness and accuracy and relevance of the underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to amount and timing of projected future cash flows, discount rates and control premium. Evaluating management’s assumptions related to the discount rates and control premium involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the models, and (ii) the reasonableness of the discount rates assumptions.

/s/Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

February 19, 2026

We have served as the Company's auditor since 2021.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	4,360	16,856
Restricted cash	595	958
Property and equipment, held for sale	157	-
Other current assets	463	2,706
Total current assets	5,575	20,520

Non-current assets
Non-current restricted cash	-	161
Operating lease right-of-use assets	-	5,457
Property and equipment, net	-	5,045
In-process Research and development (“IPR&D”) asset	208	12,050
Total non-current assets	208	22,713
	5,783	43,233

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED BALANCE SHEETS

(USD in thousands, except share and per share data)

	As of December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade account payables	3,120	1,882
Current portion of lease liabilities	1,436	1,130
Other account payables	1,823	5,255
Total current liabilities	6,379	8,267

Non-current liabilities
Operating lease liabilities, net of current portion	-	8,454
Other liabilities	-	77
Warrants	706	2,287
Total non-current liabilities	706	10,818

Commitments and Contingencies (Note 8)

Stockholders’ equity (capital deficiency)

Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of December 31, 2025 and December 31, 2024. Issued and outstanding – 147,512 as of December 31, 2025 and 147,735 shares as of December 31, 2024.	18,617	18,645
Common stock, $0.0001 par value (“Common Stock”); Authorized - 750,000,000 shares as of December 31, 2025 and December 31, 2024. Issued and outstanding – 1,593,703 and 1,023,010 as of December 31, 2025 and December 31, 2024, respectively. (*)	7	6

Additional paid in capital	196,970	186,194
Accumulated deficit	(216,896)	(180,697)
Total Stockholders’ equity (capital deficiency)	(1,302)	24,148
	5,783	43,233

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2025	2024

Research and development (“R&D”) expenses, net	21,292	24,663
General and administrative expenses	9,628	11,776
Gain from early lease termination	(2,949)	-
Goodwill impairment	-	801
IPR&D impairment	11,842	3,237
Other long-lived assets impairment	1,653	4,046

Operating loss	41,466	44,523

Other expense (income)	93	(2,143)
Interest expenses	20	873
Finance expense , net	724	919
Income from change in fair value of warrants	(6,111)	(26,458)

Loss before tax	36,192	17,714

Tax expenses	7	13

Net Loss	36,199	17,727

Basic loss per share of Common Stock	22.19	25.37
Diluted loss per share of Common Stock	22.19	58.31

Weighted average number of shares used in computing basic loss per share of Common Stock (*)	1,631,037	698,870
Weighted average number of shares used in computing diluted loss per share of Common Stock (*)	1,631,037	757,749

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(USD in thousands, except share and per share data)

	Redeemable Convertible Preferred Shares		Common stock		Additional		Total Stockholder’ Equity
	Shares	Amount	Shares (****)	Amount	paid in Capital	Accumulated Deficit	(capital deficiency)

Balance as of January 1, 2024	-	-	314,943	3	166,048	(162,970)	3,081

Issuance of Common Stock, Merger Warrants and Redeemable Convertible Preferred Shares upon the APT acquisition, net of issuance cost (**)	40,470	12,561	48,237	1	3,227	-	15,789
Exercise of Pre-Funded Warrants into shares of Common Stock	-	-	76,770	1	5	-	6
Issuance of Common Stock under an Open Market Offering Agreement, net of issuance costs (**)	-	-	396	*	19	-	19
Issuance of Redeemable Convertible Preferred Shares upon March 2024 PIPE, net of issuance costs (**)	216,417	19,859	-	-	541	-	20,400
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	(109,152)	(13,775)	574,484	1	13,774	-	-
Issuance of Common Stock upon restricted stock units (“RSUs”) vesting	-	-	8,180	*	-	-	*
Stock-based compensation expenses	-	-	-	-	2,580	-	2,580
Net loss	-	-	-	-	-	(17,727)	(17,727)

Balance as of December 31, 2024	147,735	18,645	1,023,010	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre-Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs (**)	-	-	148,857	*	878	-	878
Issuance of Common Stock under the Inducement Letter Agreements (**)	-	-	208,479	1	6,472	-	6,473
Exercise of Private Pre-Funded Warrants and Common Warrants (**)	-	-	75,223	*	2	-	2
Exercise of options to Common Stock (***)	-	-	718	*	*	-	*
Vested restricted stock units (***)	-	-	14,469	*	-	-	*
Issuance of Common Stock under the At the Market Sales Agreement, net of issuance costs (**)	-	-	121,773	*	1,305	-	1,305
Conversion of Redeemable Convertible Preferred Shares into Common Stock (**)	(223)	(28)	1,174	*	28	-	-
Stock-based compensation expenses	-	-	-	-	2,091	-	2,091
Net loss	-	-	-	-	-	(36,199)	(36,199)

Balance as of December 31, 2025	147,512	18,617	1,593,703	7	196,970	(216,896)	(1,302)

(*)	Less than $1.
(**)	See note 12A.
(***)	See note 12B.
(****)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 12A.

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2025	2024

CASH FLOWS – OPERATING ACTIVITIES
Net loss	(36,199)	(17,727)

Adjustments required to reconcile net loss to cash flows used in operating activities
Depreciation	2,922	1,803
Stock-based compensation	2,091	1,848
Gain from early lease termination	(2,949)	-
Finance expense (income), net	256	(435)
Revaluation of contingent consideration	(77)	(78)
Income from change in fair value of warrants	(6,111)	(26,458)
Private Placement Warrants issuance cost	-	732
Changes in contract liability	-	(1,976)
Loss from sale and disposal of fixed assets, net	205	221
Goodwill impairment	-	801
IPR&D impairment	11,842	3,237
Other long-lived asset impairment	1,653	4,046

Changes in operating assets and liabilities:
Other current assets	2,243	842
Trade account payables	1,238	(3,167)
Other account payables	(3,430)	(984)
Net change in operating leases	(74)	316
Net cash used in operating activities	(26,390)	(36,979)

CASH FLOWS – INVESTING ACTIVITIES
Cash and restricted cash acquired from the APT acquisition	-	663
Purchase of property and equipment	(2)	(30)
Proceeds from sale of property and equipment	110	82
Net cash provided by investing activities	108	715

CASH FLOWS – FINANCING ACTIVITIES
Issuance of Common Stock under February 2025 SPA	996	-
February 2025 SPA issuance costs	(118)	-
Issuance of Common Warrants under February 2025 SPA	4,531	-
Issuance of Common Stock under Inducement Letter Agreements	6,473	-
Pre-Funded Warrants exercise	2	6
Issuance of Common Stock under Open Market Sales Agreement, net of issuance costs	1,305	19
Repayment of long-term debt	-	(10,747)
Issuance of Private Placement Warrants under March 2024 PIPE	-	28,745
Issuance of Redeemable Convertible Preferred Shares under March 2024 PIPE	-	21,269
March 2024 PIPE issuance costs	-	(918)
Net cash provided by financing activities	13,189	38,374

Increase (decrease) in cash and cash equivalents and restricted cash	(13,093)	2,110

Effect of exchange rate changes on cash and cash equivalents and restricted cash	73	1

Cash and cash equivalents and restricted cash at the beginning of the year	17,975	15,864

Cash and cash equivalents and restricted cash at the end of the year	4,955	17,975

The accompanying notes are an integral part of the consolidated financial statements.

BIOMX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands, except share and per share data)

	Year ended December 31,
	2025	2024

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	4,360	16,856
Restricted cash	595	1,119
Total cash and cash equivalents and restricted cash	4,955	17,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	20	1,442
Taxes paid in Israel	7	13

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Lease liability and Operating lease right-of-use asset remeasurement	2,487	-
Derecognition of right-of-use asset as a result of operating lease termination	1,799	-
Derecognition of lease liability as a result of operating lease termination	4,902	-
Property and equipment purchases included in accounts payable	-	1
Issuance cost from March 2024 PIPE	-	1,273
Issuance of Common Stock under the APT acquisition	-	3,041
Issuance of Redeemable Convertible Preferred Shares under the APT acquisition	-	12,610
Issuance of Merger Warrants under the APT acquisition	-	200
Redeemable Convertible Preferred Shares conversion into shares of Common Stock	28	13,774

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

On October 29, 2019, the Company merged with BiomX Israel, who survived the merger as a wholly owned subsidiary of BiomX Inc. The Company acquired all outstanding shares of BiomX Israel. In exchange, shareholders of BiomX Israel received 79,311 shares of the Company’s Common Stock, representing 65% of the total shares issued and outstanding after the acquisition (“Recapitalization Transaction”). BiomX Israel was deemed the “accounting acquirer” due to the largest ownership interest in the Company. The Company’s shares of Common Stock are traded on the NYSE American under the symbol PHGE.

BiomX is developing both natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases, focusing its efforts, at this point, on diabetic foot infections. BiomX discovers and validates proprietary bacterial targets and customizes phage compositions against these targets.

On August 24, 2025, BiomX Israel filed an application with the Israeli Registrar of Companies for the expedited voluntary liquidation of its subsidiary, RondinX Ltd. which became effective on December 3, 2025. As of that date, RondinX had no significant operations.

On November 13, 2025, the Board of Directors approved a 1-for-19 reverse stock split of the Company’s shares of Common Stock (the “2025 Reverse Stock Split”), effective on November 25, 2025. See Note 12A for further information.

In December 2025, BiomX Israel commenced insolvency proceedings in Israel, following the announcement on December 8, 2025, of its discontinuation of the ongoing Phase 2b clinical trial of nebulized phage therapy BX004 in patients with cystic fibrosis associated with chronic Pseudomonas aeruginosa infections. As a result, BiomX Israel implemented cost-cutting measures including a significant reduction in workforce. On January 25, 2026, the Central District Court in Lod, Israel, appointed a trustee (the “Trustee”) to BiomX Israel to handle the administration of the insolvency proceedings. See further information in Note 19B.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 -	GENERAL (Cont.)

B.	Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $216,896 as of December 31, 2025. These are expected to continue in the foreseeable future. The Company plans to continue to fund its operations, as well as other development activities relating to additional product candidates, or other strategic alternatives through issuance of debt and/or equity securities, loans, and government grants. Management believes that its current funds, including the $3,000 raised in January 2026 as described in Note 19A, will be sufficient to fund its operations for only several months following the issuance date of these financial statements. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding and there is no assurance that the Company will be successful in such processes. As mentioned in Note 1A, BiomX Ltd has entered into insolvency proceedings in Israel in December 2025, following the discontinuation of the Phase 2b clinical trial of nebulized phage therapy BX004 in patients with cystic fibrosis and is currently working under a trustee appointed by the court. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

C.	Merger Agreement

On March 6, 2024, the Company, entered into an agreement and plan of merger (the “Merger Agreement”) with BTX Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), BTX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and APT. Pursuant to the Merger Agreement, First Merger Sub merged with and into APT, with APT being the surviving corporation and becoming a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, APT merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (collectively, the “Acquisition”). APT was a U.S.-based privately held, clinical-stage biotechnology company pioneering the development of phage-based therapies to combat bacterial infection. See further information regarding the consideration transferred to APT’s former stockholders in Note 12A.

On March 15, 2024, the effective date of the Acquisition (the “Closing Date”), APT’s former stockholders were issued an aggregate of 48,237 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and warrants to purchase up to an aggregate of 11,403 shares of the Company Common Stock (“Merger Warrants”). See further information in Note 12A.

On July 9, 2024 the Company’s stockholders approved, among other things, the conversion of the Redeemable Convertible Preferred Shares into shares of Common Stock. On July 15, 2024, 109,152 Redeemable Convertible Preferred Shares were converted into 574,484 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors. During the year ended December 31, 2025, 223 Redeemable Convertible Preferred Shares were converted into 1,174 shares of the Company’s Common Stock according to beneficial ownership limitations set by certain investors.

Immediately following the Acquisition, and without taking into account the PIPE Preferred Shares and the Private Placement Warrants, each as defined in Note 12A below, the Company’s stockholders prior to the Acquisition owned approximate 55% the Company and APT’s stockholders prior to the Acquisition owned approximately 45% of the Company.

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

During the year ended December 31, 2024, the Company made a measurement period adjustment to the purchase price allocation, which resulted in an increase to goodwill of $300. The increase resulted from a provision for a contingency not provided in the initial purchase price allocation, following a settlement agreement between APT and Oyster Point Pharma, Inc. (“Oyster”) in connection with the Collaboration and Option Agreement signed in May 2021 as discussed in Note 8A. The fair value of assets acquired and liabilities assumed have been finalized. See Note 11 for further information regarding the impairment recorded for the IPR&D and goodwill.

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

Underlying value of Common Stock ($)	70.3
Exercise price ($)	950
Expected volatility (%)	117.7
Expected terms (years)	2.87
Risk-free interest rate (%)	4.5

The actual APT net loss included in the Company’s consolidated statements of operations for the year ended December 31, 2024, is as follows:

December 31, 2024
Net loss attributable to APT*	16,792

*	Including impairments loss related to goodwill, IPR&D and long-lived assets of $801, $3,237 and $4,046, respectively.

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

The following unaudited table provides certain pro forma financial information for the year ended December 31, 2025, as if the Acquisition occurred on January 1, 2024:

December 31, 2024*
Net loss	21,369

*	The pro forma amounts above are derived from historical numbers of the Company and APT.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the preparation of the financial statements on a consistent basis, are as follows, except for the adoption of new accounting standards:

A.	Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, BiomX Israel, APT and RondinX Ltd., through the date of the voluntary liquidation of RondinX Ltd. on December 3, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

B.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to accruals for research and development expenses, business combination, warrants fair value revaluation and estimates used in the IPR&D impairment assessment for calculating the fair value of the Company’s assets. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

D.	Cash and cash equivalents and restricted cash

The Company considers cash equivalents to be all short-term, highly liquid investments, which include money market funds, that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash. Restricted cash consists of bank guarantee due to rental agreement and as of December 31, 2024, funds that were contractually restricted to a credit line for outstanding short-term foreign exchange contracts. The Company has presented restricted cash separately from cash and cash equivalents on the consolidated balance sheets. The Company includes its restricted bank deposits in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows.

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

Property and equipment are presented at cost less accumulated depreciation. Depreciation is calculated based on the straight-line method over the estimated useful lives of the related assets or terms of the related leases, as follows:

Estimated Useful Lives

Laboratory equipment	7 years
Computers and software	3 years
Equipment and furniture	15 years
Leasehold improvements	Shorter of lease term or useful life

G.	Other long-lived asset impairment

In accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. See Note 11 for information regarding impairment charges recognized during the years ended December 31, 2025 and 2024.

H.	Income taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On a yearly basis, the Company undergoes a process to evaluate whether income tax accruals are in accordance with ASC 740 guidance on uncertain tax positions. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2025 and 2024. The Company presents unrecognized tax benefits as a reduction to deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward that are available, under the tax law of the applicable jurisdiction, to offset any additional income taxes that would result from the settlement of a tax position.

I.	Derivative activity

The Company uses foreign exchange contracts (option and forward contracts) to hedge cash flows from currency exposure. These foreign exchange contracts are not designated as hedging instruments for accounting purposes. In connection with these foreign exchange contracts, the Company recognizes gains or losses that offset the revaluation of the cash flows also recorded under financial expenses (income), net in the consolidated statements of operations. The Company recognizes these derivative instruments as either assets or liabilities in the consolidated balance sheets at their fair value. Derivatives in a gain position are reported in other current assets in the consolidated balance sheets and derivatives in a loss position are recorded as other current liabilities in the consolidated balance sheets. As of December 31, 2025, the Company had no outstanding foreign exchange contracts. As of December 31, 2024, the Company had outstanding short-term foreign exchange contracts for the exchange of USD to NIS in the amount of approximately $2,413 with a fair value asset of $19.

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

There were no changes in the fair value hierarchy levelling during the years ended December 31, 2025 and 2024.

The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	3,084	-	-	3,084
	3,084	-	-	3,084
Liabilities:
Warrants	-	-	706	706
	-	-	706	706

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	12,251	-	-	12,251
Foreign exchange contracts receivable	-	19	-	19
	12,251	19	-	12,270
Liabilities:
Contingent consideration	-	-	77	77
Warrants	-	-	2,287	2,287
	-	-	2,364	2,364

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Fair value of financial instruments (Cont.)

Financial instruments with carrying values approximating fair value include cash and cash equivalents, restricted cash, other current assets, trade accounts payable and other current liabilities, due to their short-term nature.

1.	The Company determined the fair value of the liabilities for the Warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

The main assumptions used are as follows:

	December 31, 2025	December 31, 2024
Underlying value of Common Stock ($)	1.87	13.87
Exercise price ($)	17.68-43.91	43.91
Expected volatility (%)	126.46-141.48	120.1
Expected terms (years)	0.52-4.31	1.5
Risk-free interest rate (%)	3.59-3.66	4.1

The changes in the fair value of the Company’s Warrants which are measured as Level 3 and on a recurring basis are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Beginning balance	2,287	-
Issuance of Private Placement Warrants	-	28,745
Issuance of Common Warrants	4,531	-
Repricing of warrants under the Inducement Letter Agreements (*)	3,300	-
Common Warrants exercise	(1)	-
Change in fair value	(9,411)	(26,458)
Ending balance	706	2,287

(*)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss. See Note 12A for further information.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Fair value of financial instruments (Cont.)

2.	The Company determined the fair value of the liabilities for the contingent consideration based on a probability discounted cash flow analysis. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. Changes in the fair value of contingent consideration are recorded in consolidated statements of operations. Following BiomX Israel’s filing for the commencement of insolvency proceedings, the Company concluded that the likelihood of achieving the milestones is remote; therefore, the fair value of the contingent consideration is zero. See note 8E for further information.

3.	As of December 31, 2025, the IPR&D and Property and equipment were assessed for impairment and measured at fair value, as described in Note 11 below.

K.	Defined contribution plans

Under Israeli employment laws, employees of BiomX Israel are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. Pursuant to Section 14, these employees are entitled to monthly deposits made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments (under the Israeli Severance Compensation Act, 1963) with respect of those employees. The aforementioned deposits are not recorded as an asset on the Company’s balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. The Company’s contributions to the defined contribution plans are charged to the consolidated statements of operations as and when the services are received from the Company’s employees. Total expenses with respect to these contributions were $354 and $389 for the years ended December 31, 2025 and 2024, respectively.

For U.S. employees the Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees of BiomX Inc in the U.S. who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.

The Company has not elected to match any of the employees’ deferral. During the years ended December 31, 2025 and 2024 the Company did not record any expenses for 401(k) match contributions.

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

Research and development costs are charged to statements of operations as incurred. Royalty-bearing grants from the Israeli Innovation Authority (“IIA”) and grants from the Medical Technology Enterprise Consortium (“MTEC”) are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

N.	Basic and diluted loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.019 per share, as the Company considers these shares to be exercised for little to no additional consideration. The calculation excludes shares of Common Stock purchased by the Company and held as treasury shares. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year, plus the number of shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share.”

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

ASC 718-10 requires companies to estimate the fair value of stock-based payment awards granted to employees and non-employees on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense over the requisite service periods in the Company’s statements of operations using the graded vesting method. The Company accounts for stock-based payment awards classified as equity awards. The Company recognizes stock-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). The Company uses an average of its historical stock price volatility. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for all stock option grants using the “simplified” method. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

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

For leased properties where the Company plans to cease use of the property, as well as have the intent and ability to sublease the property, the Company tests the right-of-use asset for impairment to determine if a loss has occurred. The carrying value of the right-of-use asset is adjusted based on the net present value of the future cash flows expected from a sublease agreement over the remaining lease term. As of December 31, 2025, the Company terminated all its remaining lease agreements and, accordingly, no longer maintains any leased properties.

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

Intangible assets

IPR&D assets acquired in a business combination are recognized at fair value as of the acquisition date and subsequently accounted for as indefinite-lived intangible assets until completion or abandonment of the associated R&D efforts. Indefinite-lived intangible assets are reviewed for impairment at least annually, on the last day of the third quarter of the fiscal year or whenever there is an indication that the asset may be impaired. To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D asset exceeds its fair value. During the years ended December 31, 2025 and 2024, the Company recorded IPR&D impairment in amount of $11,842 and $3,237, respectively. See Note 11 for further information.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company implemented the new income tax disclosures retrospectively. The implementation of ASU 2023-09 affected disclosures only and had no impact on the Company’s financial condition or results of operations. See Note 16 Income Taxes.

Recently issued accounting pronouncements, not yet adopted

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

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlying that are based on operations or activities specific to one of the parties to the contract. Further, the ASU clarifies that an entity should apply the guidance in ASC 606 to a contract with stock-based noncash consideration. The guidance in other Topics (such as ASC 815 or ASC 321) does not apply to such consideration unless and until the entity’s right to receive or retain the consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is in the process of evaluating the effects of the ASU on its contracts.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 3 -	OTHER CURRENT ASSETS

	As of December 31,
	2025	2024

Government institutions	111	74
Prepaid insurance	248	959
Other prepaid expenses	93	322
Grants receivables	-	1,171
Other	11	180
	463	2,706

NOTE 4 -	PROPERTY AND EQUIPMENT, HELD FOR SALE

Composition of assets, grouped by major classifications, is as follows:

	As of December 31,
	2025	2024

Computers and software	304	302
Laboratory equipment	5,028	5,476
Equipment and furniture	257	318
Leasehold improvements	-	4,448
Total property and equipment	5,589	10,544
Less: Accumulated depreciation	(5,432)	(5,499)
Total property and equipment, net	157	5,045

Depreciation expenses were $2,922 and $1,803 in the years ended December 31, 2025 and 2024, respectively.

Following BiomX Israel’s notice to the lessor, in July 2025, that it would not exercise the option to extend the lease for its office space in Ness Ziona, Israel, as described in Note 5, the Company accelerated the depreciation of leasehold improvements associated with this lease. In addition, in connection with BiomX Israel’s filing for the commencement of insolvency proceedings, BiomX Israel sold all of its property and equipment subsequent to the balance sheet date. Accordingly, the Company recorded an impairment to reflect the sale proceeds in the amount of $496.

On December 31, 2025, APT signed an amendment to the lease agreement with the landlord to terminate the lease agreement as described in Note 5. Accordingly, the Company accelerated the depreciation of leasehold improvements associated with the lease. Additionally, APT intends to dispose all of its property and equipment. Based on purchase offers received for its equipment, APT determined that the expected sale proceeds are negligible and wrote down the full carrying amount of the assets.

For the year ended December 31, 2024, the Company incurred an impairment loss to its leasehold improvements of $530 associated with its right-of-use asset. Refer to Note 11 for additional information.

NOTE 5 -	LEASES

In September 2020, BiomX Israel entered into a five-year lease for office space in Ness Ziona, Israel, commencing September 1, 2020, with an option to extend until November 30, 2030. The lessor reimbursed BiomX Israel for leasehold improvement costs, which BiomX Israel will repay with interest over the lease term, resulting in recognition of a $1,030 lease incentive asset deducted from the operating lease right-of-use asset. The lease assets and liabilities included the option period.

In July 2025, BiomX Israel notified the lessor of its intention not to exercise the option to extend the lease agreement for an additional five-year period beginning on December 1, 2025, related to its office space in Ness Ziona, Israel. BiomX Israel accounted for the decision not to exercise the extension option as a triggering event under ASC 842, “Leases”, and remeasured the lease liability as an adjustment to the operating lease right-of-use asset associated with the lease. At the effective date of remeasurement, BiomX Israel recorded an adjustment to the right-of-use asset and lease liability in the amount of $2,487 based on the net present value of lease payments discounted. As of December 31, 2025, BiomX Israel no longer leases the office space; however, it is still required to repay the lessor the remaining balance of previously reimbursed leasehold improvements costs, amounting to approximately $636.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 -	LEASES (Cont.)

On August 9, 2019, APT entered into a lease agreement (the “APT Lease Agreement”) with ARE-708 Quince Orchard, LLC (the “Landlord”), for office and lab spaces in Gaithersburg, Maryland starting on September 1, 2019. On March 5, 2024, in connection with the Acquisition, APT and the Landlord, signed an amendment to the APT Lease Agreement. Pursuant to the amendment, the leased area and the monthly fees were reduced. The Company issued the Landlord warrants (the “Landlord Warrants”) to purchase up to an aggregate of 1,316 shares of the Company’s Common Stock at an exercise price of $950.00 per share. The Landlord Warrants became exercisable on July 9, 2024, and will expire on January 28, 2027.

On December 31, 2025, APT and the Landlord executed an amendment to the APT Lease Agreement to terminate the lease. Pursuant to the amendment, the Landlord applied a security deposit of $154, and the Company became obligated to deposit $800 into a designated escrow account in connection with the lease termination. As of December 31, 2025, the Company had deposited $300 into the escrow account. In January 2026, the remaining balance of $500 was deposited into the escrow account and subsequently released to the Landlord. As a result of the termination, the Company recognized a gain of $2,949 from lease termination for the period ended December 31, 2025, reflecting the derecognition of the related right-of-use asset and lease liability, and the total consideration that will be paid in connection with the termination.

For the year ended December 31, 2024, the Company recognized an impairment charge of $3,516 in relation to its right-of-use asset. See Note 11 for further information.

Lease expenses recorded in the consolidated statements of operations were $1,967 and $3,543 for the years ended December 31, 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Cash payments for operating leases	1,814	1,533

BIOMX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 -	OTHER ACCOUNT PAYABLES

	As of December 31,
	2025	2024

Employees and related institutions	475	854
Accrued expenses	720	3,771
Government institutions	628	630
	1,823	5,255

NOTE 7 -	TRANSACTION WITH RELATED PARTIES

A.	Refer to note 12B regarding stock options granted to related parties.

B.	Refer to note 12A regarding a Securities Purchase Agreement with institutional investors.

NOTE 8 -	COMMITMENTS AND CONTINGENCIES

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

B.	From 2015 to 2023, IIA approved several grant applications submitted by BiomX Israel in support of the Company’s various product candidates. Through December 31, 2025, total grants received from the IIA aggregated to approximately $8,933 (NIS 30,666). As of December 31, 2025, total grants subject to royalties’ payments aggregated to approximately $8,100. Repayment of the grant is contingent upon the successful completion of the BiomX Israel’s R&D programs and generating sales. BiomX Israel has no obligation to repay these grants if the R&D program fails, is unsuccessful or aborted or if no sales are generated. The Company had not yet generated sales as of December 31, 2025; therefore, no liability was recorded in these consolidated financial statements. IIA grants are recorded as a reduction of R&D expenses, net. As of December 31, 2025, BiomX Israel had a contingent obligation to the IIA in the amount of approximately $9,392 including annual interest of SOFR applicable to dollar deposits.

C.	In June 2015, BiomX Israel entered into a Research and License Agreement (the “2015 License Agreement”) as amended with Yeda Research and Development Company Limited (“Yeda”), pursuant to which BiomX Israel received an exclusive worldwide license to certain know-how and research information related to the development, testing, manufacturing, production and sale of microbiome-based therapeutic product candidates, including candidates specified in the agreement, as well as patents, research and other rights to phage product candidates. In return, BiomX Israel is obligated to pay Yeda annual license fees of approximately $10 and royalties on revenues as defined in the 2015 License Agreement. In July 2019, the Company and Yeda amended the 2015 License Agreement, pursuant to which, following the closing of the Recapitalization Transaction, the Company is obligated to pay Yeda a one-time payment as described in the amendment which will not exceed 1% of the consideration received in the event of certain mergers or acquisitions involving the Company. The Merger Agreement as described in Note 1C, does not constitute a merger or acquisition as defined in the amendment.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 8 -	COMMITMENTS AND CONTINGENCIES (Cont.)

D.

In October 2021, the Company entered into a Stock Purchase Agreement with a subsidiary of Maruho Co. Ltd. (“Maruho”), granting Maruho a right of first offer to license BX005 in Japan. An amount of $1,976 was recorded as a contract liability. In April 2024, following the decision to pause development of BX005, the right of first offer was terminated, and the full contract liability was reversed and recognized as other income for the year ended December 31, 2024.

E.	In November 2017, BiomX Israel signed a share purchase agreement with the shareholders of RondinX Ltd., which included a contingent consideration mechanism based on the achievement of specified clinical, development, regulatory, commercial and strategic milestones, or the execution of qualifying collaboration agreements. Such consideration may be settled, at the Company’s discretion, in cash and/or shares of Common Stock, up to an aggregate amount of $32,000 over a ten-year period from the closing of the agreement. Following BiomX Israel’s filing for the commencement of insolvency proceedings, the Company concluded that the likelihood of achieving the milestones is remote; therefore, the fair value of the contingent consideration is zero.; accordingly, as of December 31, 2025, the contingent liability was reversed. As of December 31, 2024, the consolidated financial statements include a liability with respect to this agreement in the amount of $77.

NOTE 9 -	U.S. GOVERNMENT CONTRACTS AND GRANTS

In 2019, APT entered into a Base Agreement and Research Project Award (collectively, the “Agreement”) with the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) and the U.S. Army Medical Research & Development Command (“USAMRDC”) to advance personalized phage therapy from niche to broad use. Awards under the Agreement are intended to lay the groundwork for rapid advancement of personalized phage therapy to commercialization for the variety of clinical indications and bacterial pathogens representing un-met needs with a focus on infections with significant military relevance. The competitive award was granted by USAMRAA and USAMRDC in collaboration with MTEC, a 501(c)(3) biomedical technology consortium working in partnership with the U.S. Department of Defense. Since Agreement inception, APT entered into certain modifications to the Agreement to include additional activities and perform pre-clinical activities to advance the Diabetic Foot Osteomyelitis (“DFO”) clinical program. Under the Agreement, MTEC reimburses APT for approved costs as incurred that are based upon the achievement of certain milestones up to a contract value of $36,214. In September 2024, the Agreement was amended to extend the period of performance to continue and complete the pre-clinical activities for the DFO clinical program, which increased the total contract value to $39,081. In conjunction with this Agreement, APT was subject to an assessment fee of an amount equal up to 3% of the total funded value of the research project award which was paid by the Company upon signing the agreement or the modifications. Under the amendment signed in September 2024, APT was subject to an assessment fee of 1%, resulting in a payment of $29 to MTEC in December 2024. For the period between the Acquisition and December 31, 2025, the Company received grants of $5,760 from MTEC with respect to the cost reimbursement contract. During the years ended December 31, 2025 and 2024, the Company recorded $1,638 and $2,614 as a reduction of R&D expenses, net.

NOTE 10 -	LONG-TERM DEBT

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

Interest expense relating to the term loan, which is included in interest expense in the consolidated statements of operations was $850 for the year ended December 31, 2024.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 11 -	GOODWILL, INTANGIBLE ASSET & LONG-LIVED ASSETS IMPAIRMENT

Goodwill

Following the APT Acquisition, the Company recognized goodwill valued at $801 after adjustment made during the measurement period as described in Note 1C above. In the third quarter of 2024, the Company performed a quantitative assessment for goodwill impairment, due to a decline in the Company’s stock price resulting in its market capitalization being less than the Company’s stockholders’ equity, which management concluded as an impairment indicator. The assessment utilizes the Company’s market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the outstanding number of shares of Common Stock by the Company’s stock price. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. Based on the assessment, the Company concluded that the fair value of its reporting unit was less than its carrying value. Therefore, the Company recognized a full goodwill impairment of $801 for the year ended December 31, 2024.

Intangible asset

In the third quarter of 2025, the Company performed a quantitative assessment for its IPR&D asset, in accordance with the timing prescribed by the Company’s accounting policy, as described in Note 2R. The assessment indicated that the fair value of its IPR&D was higher than its carrying value and no impairment was recognized.

During the fourth quarter of 2025, the Company’s stock price declined significantly, in part following the Company’s announcement regarding the discontinuation of the cystic fibrosis (“CF”) Phase 2b clinical trial due to adverse events and the filing of the application to commence insolvency proceedings for BiomX Israel. The discontinuation of the CF trial raised concerns that extended beyond the CF program itself, as the adverse events observed may have broader implications for the Company’s platform technology and pipeline programs. As a result, the Company performed an impairment assessment of its IPR&D acquired in the APT Acquisition. The fair value of the IPR&D was estimated using a market approach, based on the Company’s equity value with the addition of a control premium derived from publicly available data from studies for similar transactions of public companies. Based on this valuation, the Company recognized an impairment loss on the IPR&D of $11,842. As of December 31, 2025 and 2024 the IPR&D balance was $208 and $12,050, respectively.

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

Other long-lived assets

In December 2025, the Company recorded an impairment of its property and equipment in the amount of $1,653. See Note 4 for further information.

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

Reverse Stock Split:

On August 8, 2024, the Board of Directors approved a 1-for-10 Reverse Stock Split of the Company’s shares of Common Stock (the “2024 Reverse Stock Split”).

On August 20, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the 2024 Reverse Stock Split, which became effective on August 26, 2024 (the “Effective Date”). The Company’s Common Stock began trading on a 2024 Reverse Stock Split adjusted basis on the NYSE American at the opening of the markets on the Effective Date.

As a result of the 2024 Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 178,958,447 shares to 18,021,173 shares (pre the 2025 Reverse Stock Split as defined below). No fractional shares of Common Stock or Units were issued ;Stockholders of the Company otherwise entitled to receive fractional shares were rounded up to the next whole share, resulting in the issuance of 125,328 additional shares of Common Stock. The Reverse Stock Split did not change the par value of the Common Stock nor the authorized number of shares of Common Stock, preferred stock or any series of preferred stock.

On October 16, 2025, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-20 at such time as the Board of Directors shall determine, in its sole discretion, at any time before October 16, 2026. On November 13, 2025, the Board of Directors approved a 1-for-19 Reverse Stock Split of the Company’s shares of Common Stock.

On November 17, 2025, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the 2025 Reverse Stock Split, which became effective on November 25, 2025. The Company’s Common Stock began trading on a Reverse Stock Split adjusted basis on the NYSE American at the opening of the markets on the same date.

As a result of the 2025 Reverse Stock Split, the number of shares of Common Stock outstanding was reduced from 29,002,617 shares to 1,592,985 shares. No fractional shares of Common Stock were issued in connection with the 2025 Reverse Stock Split. Stockholders of the Company who otherwise were entitled to receive fractional shares, because they held a number of shares or Units, as applicable, not evenly divisible by the 2025 Reverse Stock Split ratio were automatically entitled to receive an additional fraction of a share of the Common Stock or Unit, as applicable, to round up to the next whole share. As a result, 66,344 shares of Common Stock were issued. The 2025 Reverse Stock Split did not change the par value of the Common Stock nor the authorized number of shares of Common Stock, preferred stock or any series of preferred stock.

Unless otherwise indicated, all amounts of issued and outstanding stock contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-10 2024 Reverse Stock Split and the 1-for-19 2025 Reverse Stock Split for all prior periods presented. Proportional adjustments were also made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

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

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE (as defined below), respectively. During the year ended December 31, 2025 and 2024, 223 and 109,152 Redeemable Convertible Preferred Shares were converted into 1,174 and 574,484 shares of the Company’s Common Stock, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

Stock Exchange:

On October 28, 2019, the Company agreed to issue 10,527 additional shares of Common Stock, on a pro rata basis, if the daily volume weighted average price of the Company’s Common Stock in any 20 trading days within a 30-trading day period prior to January 1, 2026 is greater than or equal to $551.00 per share (with respect to the Company’s Common Stock traded on the NYSE American). As of December 31, 2025, the condition was not achieved and the Company’s conditional undertaking to issue additional shares expired.

Private Investment in Public Equity:

On March 15, 2024, the effective date of the Acquisition as described in Note 1C, the Company issued to APT’s former stockholders 48,237 shares of the Company’s Common Stock, 40,470 Redeemable Convertible Preferred Shares and Merger Warrants to purchase up to an aggregate of 11,403 shares of the Company Common Stock. Each share of Redeemable Convertible Preferred Shares is convertible into an aggregate of approximately 6 shares of Common Stock. The Merger Warrants became exercisable on July 9, 2024, at an exercise price of $950.00 per share and will expire on January 28, 2027.

The Redeemable Convertible Preferred Shares are entitled to receive dividends on shares of the Redeemable Convertible Preferred Shares equal to, on an as-if-converted-to Common-Stock basis, and in the same form as, dividends actually paid on shares of the Common Stock. Except as otherwise required by law or with respect to the Redeemable Convertible Preferred Shares protective provisions set forth in the Company’s Certificate of Designations, the Redeemable Convertible Preferred Shares do not have voting rights.

Concurrently with the consummation of the Acquisition, the Company consummated a private placement (the “March 2024 PIPE”) with certain investors pursuant to which, such investors purchased an aggregate of 216,417 Redeemable Convertible Preferred Shares (“PIPE Preferred Shares”) and warrants to purchase up to an aggregate of 569,519 shares of the Company’s Common Stock (the “Private Placement Warrants”), at a combined price of $4,390.9 per PIPE Preferred Share and an accompanying Private Placement Warrant to purchase 3 shares of common stock. The PIPE Preferred Shares and the Private Placement Warrants were issued in a private placement pursuant to an exemption from registration requirements under the Securities Act for aggregate gross proceeds of $50,000. Each Private Placement Warrant’s exercise price equals to $43.9 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, became exercisable on July 9, 2024, and will expire on July 9, 2026. Under certain circumstances, the Company may be required to pay to each holder of the Private Placement Warrants (i) an amount in cash equal to the holder’s total purchase price for the shares of Common Stock purchased (the “Buy-In Price”) or credit such holder’s balance account with the Depository Trust Company (“DTC”) for such shares of Common Stock shall terminate, or (ii) promptly honor its obligation to deliver to such holder a certificate or certificates representing such shares of Common Stock or credit such holder’s balance account with DTC, as applicable, and pay cash to such holder in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) Weighted Average Price (as defined in the Private Placement Warrant) on the trading day immediately preceding the exercise date. On February 25, 2025, 6,955,528 Private Placement Warrants to purchase up to 366,087 were repriced and exercised under the Inducement Letter Agreements as defined and described below.

In connection therewith, the Company issued warrants to purchase shares of the Company’s Common Stock to the placement agents for the March 2024 PIPE (the “Agents Warrants”). See Note 12B for further information.

The Company accounted for the Private Placement Warrants as liabilities as the Private Placement Warrants are not considered indexed to the entity’s own stock based on the provision of ASC 815, “Derivatives and hedging” (“ASC 815”). The Private Placement Warrants are measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the consolidated financial statements.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

Private Investment in Public Equity: (Cont.)

On February 25, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “February 2025 Registered Direct Offering”) an aggregate of 148,857 shares of the Company’s Common Stock, pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to an aggregate of 42,381 shares of Common Stock, and in a concurrent private placement (the “February 2025 PIPE”, and together with the February 2025 Registered Direct Offering, the “February 2025 SPA”), (a) unregistered pre-funded warrants (the “Private Pre-Funded Warrants”) to purchase up to an aggregate of 121,362 shares of Common Stock at an exercise price of $0.0019 per share and (b) unregistered warrants (the “Common Warrants”, and together with the Private Pre-Funded Warrants, the “Private Warrants”) to purchase up to an aggregate of 312,599 shares of Common Stock at an exercise price of $17.68 per share. Each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and Private Pre-Funded Warrant were sold with an accompanying Common Warrant. The combined effective purchase price of each share of Common Stock (or Registered Pre-Funded Warrant in lieu thereof) and accompanying Common Warrant, and of each Private Pre-Funded Warrant and accompanying Common Warrant, is $17.68. The Common Warrants became exercisable on the effective date of stockholder approval of the issuance of the shares of Common Stock upon exercise of the Private Warrants (the “Stockholder Approval Date”), which was obtained on April 21, 2025, and will expire on the five-year anniversary of the Stockholder Approval Date. The gross proceeds to the Company from the February 2025 SPA were $5,527, before deducting placement agent fees and other offering expenses payable by the Company of $657. During the year ended December 31, 2025, 547,728 Private Pre-Funded Warrants and 1,917 Common Warrants were exercised at an exercise price of $0.0019 and $17.68 per share, respectively, into 28,929 shares of Common Stock. Additionally, 879,761 Private Pre-Funded Warrants were exercised into 46,294 shares of Common Stock through cashless mechanism for no additional consideration.

The Company accounted for the Common Warrants as liabilities as they are not considered indexed to the entity’s own stock based on the provision of ASC 815. The Common Warrants were measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in the consolidated financial statements.

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

Concurrently with the February 2025 SPA on February 25, 2025, the Company entered into inducement letter agreements (the “Inducement Letter Agreements”) with certain holders (the “Holders”) of the Company’s Private Placement Warrants issued on March 2024 PIPE, to purchase an aggregate of 366,087 shares of Common Stock, having an original exercise price of $43.91 per share (the “Existing Warrants”). Pursuant to the Inducement Letter Agreements, the Holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $17.68 per share in consideration of the Company’s agreement to issue new unregistered warrants (the “Inducement Warrants”) to purchase up to an aggregate of 366,087 shares of Common Stock. Under the Inducement Letter Agreements, the Company issued 208,479 shares of Common Stock and amended and restated warrants (the “A&R Warrants”) to purchase up to 157,603 shares of Common Stock at an exercise price of $0.0019 per share. The Inducement Warrants have an exercise price of $17.68 per share and became exercisable on Stockholder Approval Date, which was obtained on April 21, 2025 and will expire on the five-year anniversary of the Stockholder Approval Date. The benefit from the repricing in the amount of $3,300 was recorded as an expense within Income from change in fair value of warrants in the consolidated statements of operations. The gross proceeds to the Company from the Existing Warrants exercise were $6,473 prior to deducting placement agent fees and offering expenses of $412.

The terms of the Inducement Warrants are substantially the same as those of the Common Warrants and were accounted for as liabilities.

At-the-market Sales Agreement:

On August 13, 2025, the Company filed a prospectus supplement to amend and supplement its prospectus dated January 2, 2024, and as previously supplemented on February 24, 2025, filed under its registration statement on Form S-3 in connection with its At the Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”). The prospectus supplement updated the maximum aggregate amount of securities the Company may offer and sell under the ATM. Under the prospectus supplement, the Company may issue and sell shares of its Common Stock having an aggregate offering price of up to $1,766 from time to time through Wainwright. During the year ended December 31, 2025, the Company sold 121,773 shares of Common Stock under this agreement, at an average price of $11.13 per share, raising aggregate net proceeds of approximately $1,305, after deducting an aggregate commission of $51.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

A.	Share Capital: (Cont.)

Warrants:

As of December 31, 2025, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
2021 Registered Direct Offering Warrants	July 28, 2021	January 28, 2027	950.00	14,808
Merger Warrants	March 15, 2024	January 28, 2027	950.00	11,404
Private Placement Warrants	March 15, 2024	July 9, 2026	43.91	203,444
Registered Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0019	42,381
Private Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0019	46,232
Common Warrants	February 25, 2025	April 21, 2030	17.68	312,503
Inducement Warrants	February 25, 2025	April 21, 2030	17.68	366,087
A&R Warrants	February 25, 2025	April 21, 2030	0.0019	157,603
				1,154,462

B.	Stock-based compensation:

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

As of December 31, 2025, there are no shares of Common Stock remaining for issuance under the 2015 Plan.

In 2019, the Company adopted a new incentive plan (the “2019 Plan”) to grant 53 options, exercisable for Common Stock.

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

On July 9, 2024, the Company’s stockholders approved increasing the number of shares of Common Stock under the Company’s 2019 Plan to be equal to 15% of the total number of fully-diluted shares of Common Stock outstanding as of the approval date, or 410,527 shares.

On January 1, 2026, the number of shares of Common Stock available to grant under the 2019 Plan was increased by 63,748. As of December 31, 2025, there were 440,095 shares of Common Stock remaining for issuance under the 2019 Plan.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options:

On March 15, 2024, the Company issued Agents Warrants to purchase up to an aggregate of 50,126 shares of the Company’s Common Stock to the Placement Agents in connection with the March 2024 PIPE. The exercise price of the Agents Warrants is $43.91 per share and they became exercisable at any time after the date of the receipt of BiomX stockholder approval, which was obtained on July 9, 2024, and will expire on July 9, 2026.

The Company accounted for the Agents Warrants under the scope of ASC 718-10, and treated them as issuance costs of the March 2024 PIPE as the Company considers these Warrants as consideration for receipt of Private Placement Services.

The Company determined the fair value of the Agents Warrants using the Black-Scholes model as of March 5, 2024. The main assumptions used are as follows:

Underlying value of Common Stock ($)	43.91
Exercise price ($)	43.91
Expected volatility (%)	100.6
Expected terms (years)	2.32
Risk-free interest rate (%)	4.4

On July 11, 2024, the Board of Directors approved the grant of 82,541 options to 51 employees, six senior officers and seven directors under the 2019 Plan, without consideration. Options were granted at an exercise price of $68.97 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

On April 14, 2025, the Board of Directors approved the grant of 63,716 options to 37 employees, three senior officers and seven directors under the Company’s 2019 Omnibus Long-Term Incentive Plan, without consideration. Options were granted at an exercise price of $10.22 per share with a vesting period of four years. Directors and senior officers are entitled to full acceleration of their unvested options upon the occurrence of both a change in control of the Company and the end of their engagement with the Company.

The fair value of each option was estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2025	2024

Underlying value of Common Stock ($)	10.22	68.97
Exercise price ($)	10.22	68.97
Expected volatility (%)	110.5	112.6
Expected terms of the option (years)	6.11	6.11
Risk-free interest rate (%)	4.12	4.14

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Stock Options: (Cont.)

Total fair value embodied in the options granted in 2025 and 2024 at the grant date, is estimated to be $728 and $4,870 respectively. These amounts will be recognized in statements of operations over the vesting period.

As of December 31, 2025, the unrecognized compensation cost related to all unvested, equity classified stock options of $1,532 is expected to be recognized as an expense on a graded vesting method over a weighted-average period of 2.5 years.

A summary of options granted to purchase the Company’s Common Stock under the Company’s stock option plans are as follows:

	For year ended December 31, 2025
	Number of Options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at the beginning of period	105,525	$77.71	$15
Granted	63,716	10.22
Forfeited	(15,085)	56.88
Expired	(3,051)	58.71
Exercised	(718)	$0.79
Outstanding at the end of period	150,387	51.94	$-
Exercisable at end of period	41,096	92.45
Weighted average remaining contractual life – years as of December 31, 2025	8.21

Restricted Stock Units (“RSUs”):

On September 16, 2024, the Company granted 8,182 RSUs to four senior officers and one service provider. The RSUs were fully vested and issued on the grant date and are not subject to continued service to the Company. The RSUs’ fair value is the Company’s stock closing price as of the grant date, which was $18.81.

On April 14, 2025, the Company granted 14,469 RSUs to three senior officers. The RSUs were fully vested and issued on the grant date and are not subject to continued service with the Company. Each RSU’s fair value is the Company’s stock closing price as of the grant date, which was $10.22. As of December 31, 2025, the Company has no unvested RSUs.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 12 -	STOCKHOLDERS EQUITY (Cont.)

B.	Stock-based compensation: (Cont.)

Warrants:

As of December 31, 2025, and 2024, the Company had the following outstanding compensation related warrants to purchase Common Stock as follows:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders*	November 27, 2017	-	-	16
Landlord Warrants**	March 15, 2024	January 28, 2027	950.00	1,316
Agents Warrants	March 15, 2024	July 9, 2026	43.91	50,126
				51,458

*	In November 2017, BiomX Israel issued 298 warrants to its founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price. The Merger Agreement as described in note 1C does not apply for such M&A transaction as defined in the grant agreement.
**	See Note 5

The following table sets forth the total stock-based payment expenses resulting from options, RSUs and warrants granted, included in the consolidated statements of operations:

	Year ended December 31,
	2025	2024

Research and development expenses, net	711	600
General and administrative	1,380	1,248
	2,091	1,848

The Company recognized stock-based compensation expenses in connection with options and RSUs granted to executive officers of the Company in the amount of $1,018 and $811 for the years ended December 31, 2025 and 2024, respectively.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 13 -	RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year ended December 31,
	2025	2024

Professional service and subcontractors	13,230	13,117
Salaries and related expenses	4,713	7,406
Stock-based compensation	711	600
Depreciation	2,264	1,488
Materials and supplies	68	518
Rent and related expenses	2,113	3,900
Other	183	222
	23,282	27,251
Less grants from the IIA and MTEC (see Notes 8A and 9)	(1,990)	(2,588)
	21,292	24,663

NOTE 14 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2025	2024

Salaries and related expenses	2,487	3,101
Stock-based compensation	1,380	1,248
Professional services	2,585	3,227
Travel expenses	172	299
Rent and related expenses	602	593
Insurance expenses	1,191	1,379
Depreciation	658	317
Acquisition transaction costs	-	888
Other	553	724
	9,628	11,776
NOTE 15 -	FINANCE EXPENSES (INCOME), NET

	Year ended December 31,
	2025	2024

Exchange rate differences	364	(27)
Interest income from bank deposits	(460)	(1,048)
Bank fees and other	14	6
Loss (income) from foreign exchange contracts	(144)	81
February 2025 PIPE transaction costs	950	-
March 2024 PIPE transaction costs	-	1,907
	724	919

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 16 -	INCOME TAXES

A.	The Company files income tax returns in the U.S. federal jurisdiction and in state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s income tax returns since 2021 remain open and subject to examination. The statutory U.S. federal income tax rate is 21%. As of December 31, 2025, the Company had total net operating losses in the U.S. of approximately $85,570, which may be carried forward and offset against taxable income in the future. Utilization of carryforward losses and research and development tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforward losses that can be utilized annually to offset future taxable income. APT’s carryforward losses of $22,131 might be subject to Section 382 limitation.

B.	BiomX Israel files income tax returns in Israel. Its tax assessments through 2020 are deemed to be final. The statutory Israeli income tax rate is 23%.

C.	As of December 31, 2025 and 2024, BiomX Israel had total carryforward losses in Israel of approximately $146,128 and $126,428 respectively.

D.	Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

E.	The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. The Company has no amounts recorded for any unrecognized tax positions, accrued interest nor penalties as of December 31, 2025 and 2024.

The following table presents the reconciliation between the Company’s theoretical income tax and effective income tax for the year ended December 31, 2025 after the adoption of ASU 2023-09:

	2025		2024
	$	%	$	%
U.S. federal Statutory tax rate	(7,600)	(21)	(3,720)	(21)

Foreign tax effects:
Israel
Statutory tax rate difference	(481)	(1.33)	(428)	(2.42)
Change in valuation allowance	5,336	14.74	4,190	23.65
Stock-based compensation	428	1.18	329	1.86
Other nondeductible items	(18)	(0.05)	(18)	(0.1)

Nontaxable or Nondeductible items:
Stock-based compensation	-	-	154	0.87
Gain from early lease termination	(819)	(2.26)	-	-
Change in valuation allowance	3,440	9.5	(924)	(5.22)
Other adjustments	(279)	(0.76)	430	2.43
Total Effective Tax Rate	7	0.02	13	0.07

Loss before taxes on income, consists of the following:

	Year ended December 31,
	2025	2024

Domestic - United States	12,145	(3,511)
Foreign - Israel	24,047	21,225
	36,192	17,714

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 16 -	INCOME TAXES (Cont.)

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	51,579	42,454
Research and development expenses, net	8,737	10,898
Lease liability	-	785
Research and development tax credits (*)	601	601
Fixed assets	310	-
IPR&D - Intangible Asset	2,192	-
Other	1,038	838
Total deferred tax assets	64,457	55,576
Deferred tax liabilities:
Right of use assets	-	(847)
IPR&D - Intangible Asset	-	(127)
Private Placement Warrants	(6,840)	(5,571)
Fixed assets	-	(190)
Total deferred tax liabilities	(6,840)	(6,735)
Valuation allowance	(57,617)	(48,841)
Net deferred tax assets	-	-

(*)	Research and development tax credits will begin to expire in 2038.

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 17 -	BASIC LOSS PER SHARE

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2025	2024
Basic and diluted loss per share of common stock
Numerator:
Net loss	36,199	17,727
Denominator:
Number of shares of common stock outstanding	1,422,019	698,853
Number of shares upon Pre-Funded Warrants exercise	209,001	-
Number of shares upon fully vested Warrants exercise	17	17
Total weighted-average number of shares of common stock, shares upon Pre-Funded Warrants and fully vested Warrants exercise used in computing basic loss per share	1,631,037	698,870
Basic loss per share of common stock	22.19	25.37

Diluted net loss per share of common stock
Numerator:
Net loss	36,199	17,727
Change in fair value of Private Placement Warrants	-	26,458
Diluted net loss	36,199	44,185
Denominator:
Weighted-average number of shares of common stock outstanding	1,631,037	698,870
Private Placement Warrants	-	58,879
Total weighted-average number of shares of common stock outstanding, after giving effect to dilutive securities	1,631,037	757,749
Diluted net loss per share of common stock	22.19	58.31

Basic loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock outstanding during the period, fully vested warrants with no exercise price for the Company’s Common Stock and fully vested Pre-Funded Warrants for the Company’s Common Stock at an exercise price of $0.019 per share, as the Company considers these shares to be exercised for little to no additional consideration.

Diluted loss per share is based upon the weighted average number of shares of Common Stock and of potential shares of Common Stock outstanding when dilutive. Potential shares of Common Stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive.

The calculation of diluted loss per share as of December 31, 2025 and 2024, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	For the year ended December 31,
	2025	2024
Options	150,387	105,388
Warrants	959,687	77,647
Contingent shares	10,526	10,526
Redeemable Convertible Preferred Shares	776,383	777,553

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 18 -	SEGMENT INFORMATION

The Company operates as a single operating segment, as a clinical stage product discovery company developing products using both natural and engineered phage technologies. The Company’s chief operating decision-maker “(CODM)” is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated Net loss and Operating loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, regularly reviewed by our CODM, include salaries and clinical trials expenses and presented below.

	Year ended December 31,
	2025	2024

Operating expenses:
Research and development salaries and related expenses, other than stock-based compensation	4,493	7,406
General and administrative salaries and related expenses, other than stock-based compensations	2,707	3,101
Clinical trials	12,720	12,301
Research and development stock based compensation	711	600
General and administrative stock based compensation	1,380	1,248
Research and development depreciation expenses	2,306	1,486
General and administrative depreciation expenses	616	317
Goodwill, IPR&D and Other long-lived asset impairment	13,495	8,084
Other segment items (*)	3,038	9,980
Total Operating expenses	41,466	44,523

(*)	Other segment items include gain from early lease termination and all remaining costs necessary to operate our business, which primarily include external professional services, rent, insurance and other administrative expenses, and are presented net of grants received.

The Company’s Property and equipment, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of December 31,
	2025	2024
Foreign - Israel	157	6,090
Domestic - United States	-	4,412
Total	157	10,502

BIOMX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(USD in thousands, except share and per share data)

NOTE 19 -	SUBSEQUENT EVENTS

A.

On December 26, 2025, the Company entered into a Securities Purchase Agreement with an investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of the Company’s newly created Series Y Convertible Preferred Stock, par value $0.0001 per share (the “Series Y Preferred Stock”), convertible into up to 1,650,000 Common Stock shares, with an aggregate stated value of $3,300, together with warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (the “Securities Purchase Agreement Warrants”), in exchange for aggregate gross proceeds to the Company of $3,000, before deducting placement agent fees and other offering expenses, subject to customary closing conditions. On January 13, 2026, following the satisfaction of the closing conditions, the Company consummated the private placement and received gross proceeds of $3,000 from the investor, and issued the Series Y Preferred Stock and Securities Purchase Agreement Warrants in accordance with the terms of the Securities Purchase Agreement.

Each share of Series Y Preferred Stock has a stated value of $1,000 and will be convertible into shares of Common Stock. The initial conversion price is $2.00 per share of Common Stock, subject to customary adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar transactions. In addition, following receipt of stockholder approval as required under the applicable rules of NYSE American, the conversion price will be reduced to equal the lower of (i) the conversion price, as defined in the Certificate of Designations, then in effect, and (ii) the closing sale price of the Common Stock on the trading day immediately prior to the date such stockholder approval is obtained.

Holders of Series Y Preferred Stock will be entitled to receive dividends on the stated value of the Series Y Preferred Stock at a rate of 15% per annum, payable quarterly, at the Investor’s sole election, either in cash or shares of Common Stock, subject to adjustment as set forth in the Certificate of Designations. Except as otherwise required by law or as expressly provided in the Certificate of Designations, the Series Y Preferred Stock does not have voting rights. Each share of Series Y Preferred Stock will have a maturity of one year from the closing date.

Conversion is subject to beneficial ownership limitations of 19.99% of the Company’s outstanding Common Stock. The Series Y Convertible Preferred Stock accrues cumulative dividends on its stated value, compounded quarterly. Dividends are payable, at the Company’s election, either in cash or in shares of common stock through inclusion in the conversion amount upon conversion. Upon the occurrence and during the continuance of a triggering event, dividends accrue at an increased default rate of 24% per annum. All accrued and unpaid dividends are payable upon redemption or at maturity. The Company may be required to redeem the Series Y Preferred Stock at an amount equal to the conversion amount multiplied by the applicable redemption premium, plus any accrued and unpaid dividends and charges.

The Securities Purchase Agreement Warrants entitle the holder to purchase up to an aggregate of 3,300,000 shares of the Company’s Common Stock, representing 200% of the 1,650,000 of shares of Common Stock issuable upon conversion of the Series Y Preferred Stock. The Securities Purchase Agreement Warrants are exercisable immediately upon issuance, subject to beneficial ownership limitations, and will expire five years from the date of issuance. The exercise price of the Securities Purchase Agreement Warrants is $2.00 per share, subject to customary anti-dilution adjustments.

As part of this financing, the Company issued 99,000 warrants to HC Wainwright & Co., LLC, as placement agent fees. These placement agent warrants have an exercise price of $2.50 per share and a five-year term from the date of issuance.

B.

On January 25, 2026, following the December 16, 2025 filing by the Company’s Israeli subsidiary BiomX Israel for insolvency proceedings in Israel, the District Court of the Central District, in Lod, Israel, appointed a Trustee to BiomX Israel to handle the administration of the insolvency proceedings. The Trustee is responsible for managing the subsidiary’s assets, evaluating claims from creditors, and overseeing the orderly wind-down or restructuring of BiomX Israel’s operations in accordance with applicable Israeli insolvency law. On February 4, 2026, the Trustee notified BiomX Israel’s Chief Executive Officer and Chief Financial Officer that their roles as officers of BiomX Israel had been terminated. The Company determined that the termination is considered as a change of control as of February 4, 2026, and that BiomX Israel should be deconsolidated from the Company’s consolidated financial statements. The Company does not expect to recover any significant value from its investment in BiomX Israel.