Form 10-K/A
period 2025-12-31
BiomX Inc.
filed 2026-04-30
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of April 30, 2026 was 10,111,516.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

BiomX Inc. (“BiomX,” “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2025.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amendment contains certain “forward-looking statements” that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements.

You should read this Amendment and the documents that we reference elsewhere in this Amendment completely and with the understanding that our actual results may differ materially from what we expect as expressed or implied by our forward-looking statements. In light of the significant risks and uncertainties to which our forward-looking statements are subject, you should not place undue reliance on or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. These forward-looking statements represent our estimates and assumptions only as of the date of this Amendment regardless of the time of delivery of this Amendment. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Amendment.

i

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth certain information regarding the Company’s current directors and executive officers as of April 30, 2026:

Name	Age	Position	Serving Since
Michael Oster	54	Chief Executive Officer	March 2026
David Rokach	58	Chief Financial Officer	February 2026
Reuven Yeganeh	47	Director	January 2026
Liat Bidas	48	Director	February 2026
Guy Arieli	43	Director	February 2026
Ran Shaked	44	Director	February 2026

Michael Oster, Chief Executive Officer

Mr. Oster was appointed as Chief Executive Officer of the Company effective March 4, 2026. Mr. Oster brings extensive experience in corporate strategy, mergers and acquisitions, and operational leadership across capital-intensive industries including energy, infrastructure, and industrial sectors. Since 2024 Mr. Oster has been serving as Chief Executive Officer and a member of the board of directors of Saffron Tech Ltd., an agritech company focused on innovative saffron cultivation technologies, as well as its parent company Sattivus Tech Corporation (OTC: SATT). During this period, he also served as a member of the board of directors of BladeRanger Ltd. (TASE: BLRN), a publicly traded Israeli innovator in advanced drone payload systems for defense, homeland security, and solar applications. From 2018 to 2024, Mr. Oster managed and was a principal of a real estate entity in Dallas, Texas focused on the acquisition and management of multi-family units. From 2003 to 2017, Mr. Oster served as Senior Vice President of Mergers and Acquisitions at Alon USA Energy, Inc. (NYSE: ALJ), where he led numerous strategic transactions during the company’s growth as a publicly traded energy company with approximately $8 billion in revenue. The Company believes Mr. Oster’s background provides experience in operational leadership and strategic insight essential to the role of Chief Executive Officer at this juncture of the Company’s development.

David Rokach, Chief Financial Officer

Mr. Rokach, age 58, was appointed as Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of the Company effective February 27, 2026. Mr. Rokach has served as a director on the board of directors of T3 Defense Inc., a strategic acquirer and operator of aerospace and defense businesses, since 2024. From 2017 to 2025, he served as CEO, partner and senior manager of Newcom Finance, a financial services firm focused on pension fund management and portfolio construction. From 2021 to 2023, he served as CEO of Granit Investment Company. Mr. Rokach holds extensive experience in executive leadership, public company governance and investment strategy.

Reuven Yeganeh, Director

Mr. Yeganeh, age 47, has served as a director of the Company effective January 13, 2026. Mr. Yeganeh also serves as a director of T3 Defense Inc. (Nasdaq: DFNS), a strategic acquirer and operator of aerospace and defense businesses. Since 2024, Mr. Yeganeh has been the CEO of Continual Ltd. From 2020 to 2023, he managed investments as a derivatives trader at Inbar Group Finance Ltd. He previously served as Chairman of the board of Fantasy Network (2018–2020) and Direct Capital (2018–2019). Mr. Yeganeh holds a B.A. in Economics and Management with a specialization in Finance from Ruppin Academic Center and is a Licensed Investment Portfolio Manager by the Israel Securities Authority. Mr. Yeganeh is also the managing member of Pyu Pyu Capital, LLC, the purchaser under the Company’s December 2025 private placement of Series Y Convertible Preferred Stock. The Company believes Mr. Yeganeh’s experience as a director of T3 Defense, Inc. and as a Licensed Investment Portfolio Manager, together with his background as a chief executive officer and capital markets professional, provides the Board with valuable expertise in corporate finance, capital markets and strategic investment, which the Board considers important to its oversight role at this stage of the Company’s development.

Liat Bidas, Director

Ms. Bidas, age 48, has served as a director of the Company since February 2026. Ms. Bidas is a Managing Partner at UpStream Capital Group, where since 2014 she has been engaged in investments in financial and real estate transactions, and provides advisory services and merger proposals. Ms. Bidas serves as Chairperson of the Audit Committee and the Nominating and Corporate Governance Committee. The Company believes Ms. Bidas’s experience in financial and real estate transactions, together with her advisory and investment background and her qualifications as the Audit Committee’s financial expert, provides the Board with valuable financial, analytical and risk-management expertise.

Guy Arieli, Director

Mr. Arieli, age 43, has served as a director of the Company since February 2026. Mr. Arieli is a pension and investment advisory specialist with extensive experience in providing pension consulting, investment advisory, and managing strategic client portfolios for corporate and institutional clients. Since 2014, Mr. Arieli has been self-employed, providing freelance consulting services to leading insurance and financial firms, including managing El Al Airlines’ portfolio and pension arrangements for hundreds of employees. Previously, Mr. Arieli served as a Pension and Investment Advisor at Mivtach Simon Insurance Agencies Ltd. from 2012 to 2014 and as a Pension Consultant and in marketing of financial products at Perfect Investment House (a subsidiary of Altshuler Shaham) from 2009 to 2012. Mr. Arieli holds an MBA with a specialization in Finance from Netanya Academic College and a B.B.A. and Industrial Engineering degree from Ruppin Academic Center, and previously held investment advisory and pension advisory licenses issued by the Israel Securities Authority and the Capital Market, Insurance and Savings Authority, respectively. The Company believes Mr. Arieli’s extensive experience in pension consulting, investment advisory and portfolio management, together with his prior investment advisory and pension advisory licenses, provides the Board with substantive expertise in financial markets and risk assessment.

Ran Shaked, Director

Mr. Shaked, age 44, has served as a director of the Company since February 2026. Mr. Shaked is an investment advisor and portfolio manager with over 20 years of experience (2006–present) in capital markets, financial analysis, and investment management, with expertise in market analysis, risk assessment, and developing investment strategies for private and institutional clients. Since 2015, Mr. Shaked has served as a self-employed independent investment advisor and portfolio manager in Jerusalem, Israel. Previously, Mr. Shaked provided portfolio management and investment advisory services on a freelance basis from 2010 to 2015, and served as a financial analyst and investment advisor from 2006 to 2010, providing market research and investment recommendations. Mr. Shaked holds a certificate in Financial Markets Analysis and Investments from Capital Markets College and completed advanced coursework in Financial Information Systems at High-Tech College. The Company believes Mr. Shaked’s more than two decades of experience as an investment advisor and portfolio manager provides the Board with substantive expertise in capital markets, financial analysis and investment management.

Amir Shalom

Amir Shalom was appointed to the Board on March 5, 2026. On April 29, 2026, Mr. Shalom advised the Company of his resignation as a director. Mr. Shalom stated that his resignation was for personal reasons and not related to the Company’s management, operations or policies.

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

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the NYSE American. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Amendment.

Board Committees and Corporate Governance

Board Composition and Leadership Structure

As of April 30, 2026, the Board is comprised of four members: Reuven Yeganeh, Liat Bidas, Guy Arieli, Ran Shaked. The Board has affirmatively determined that three of its members — Ms. Bidas, Mr. Arieli and Mr. Shaked — are independent under the listing standards of the NYSE American. The Board has further determined that Mr. Yeganeh is not independent under the listing standards of the NYSE American by reason of his service as the managing member of Pyu Pyu Capital, LLC, which holds, or until recently held, securities of the Company, and his service on the board of directors of T3 Defense, Inc., the indirect parent of Water IO Ltd. (a significant stockholder of the Company).

The Board has a flexible policy with respect to the combination or separation of the offices of Chairman of the Board and Chief Executive Officer. As of the date of this report, the Board has not appointed any director as Chairman. The Board believes its current leadership structure is in the best interests of the Company and its stockholders, but recognizes that future circumstances could lead it to alter the structure. The Board believes that the current leadership structure is appropriate at this stage of the Company’s development given the Board’s small size, the recent reconstitution of the Board, and the relatively recent appointment of the Company’s senior management team. The Board does not currently have a lead independent director.

Board Committees

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is composed solely of independent directors and is described more fully below. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on our website, www.biomx.com.

Audit Committee

Our Audit Committee engages the Company’s independent accountants; reviews their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; reviews the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; reviews the Company’s compliance with legal and regulatory requirements; and reviews the performance of the Company’s internal audit function and internal control over financial reporting.

The members of the Audit Committee are Liat Bidas, Guy Arieli and Ran Shaked, each of whom is an independent director under NYSE American’s listing standards and satisfies the additional independence requirements of Rule 10A-3 of the Exchange Act. Liat Bidas is the Chairperson of the Audit Committee and is an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee reviews annually the Company’s corporate performance goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of such goals and objectives, determines and approves the Chief Executive Officer’s compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans; makes recommendations to the Board with respect to the compensation of our executive officers, other than the Chief Executive Officer, and directors; and administers the Company’s incentive-compensation plans and equity-based plans, as well as the Company’s clawback policy. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The Chief Executive Officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries.

The members of the Compensation Committee are Guy Arieli and Ran Shaked, each of whom is an independent director under NYSE American’s listing standards. Ran Shaked is the Chairperson of the Compensation Committee.

In 2025, the Compensation Committee retained Aon Solutions UK Limited (“Aon”), an independent compensation consultant, to provide competitive market data for our executive officers and to develop preliminary approaches to long-term incentive award guidelines, including approaches to equity grants between newly hired and long-standing employees. Aon delivered the requested materials to the Company. The Compensation Committee assessed the independence of Aon, taking into consideration the factors specified in Rule 10C-1 of the Exchange Act and the listing standards of the NYSE American, and determined that Aon’s work raised no conflict of interest.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee identifies and recommends qualified individuals to serve as directors of the Company; oversees periodic evaluations of the Board, its committees and individual directors; oversees director education programs; reviews the Company’s policies and procedures regarding corporate governance; and reviews and assesses the adequacy of the Company’s corporate governance principles.

The Nominating and Corporate Governance Committee operates pursuant to a written charter, which is available on our website at www.biomx.com. In identifying potential director candidates, the Committee considers, among other factors, each candidate’s relevant experience, knowledge, skills and expertise, integrity, ability to make independent analytical inquiries, understanding of the Company’s business and industry, willingness to devote adequate time and effort to Board responsibilities, and other commitments. The Committee does not have a formal policy regarding diversity in identifying nominees, but considers it as one factor among many in evaluating qualified candidates with a view to promoting an effective Board with a range of relevant experience and perspectives.

The Committee’s policy is to consider qualified director candidates recommended by stockholders, applying the same evaluation criteria as for other candidates. Stockholders wishing to recommend a director candidate for consideration by the Committee may do so by submitting in writing the candidate’s name, biographical information and qualifications to the Nominating and Corporate Governance Committee, c/o BiomX Inc., 850 New Burton Road, Suite 201, Dover, Delaware 19904. Recommendations must be received in accordance with the advance notice provisions of the Company’s Bylaws to be considered for the next annual meeting of stockholders.

The members of the Nominating and Corporate Governance Committee are Liat Bidas and Guy Arieli, each of whom is an independent director under NYSE American’s listing standards. Liat Bidas is the Chairperson of the Nominating and Corporate Governance Committee.

Board’s Role in Risk Oversight

The Board has overall responsibility for the oversight of risks facing the Company, with a focus on the most significant risks. The Board administers its risk-oversight role through the Board itself and through its committees. The Audit Committee oversees risks related to financial reporting, internal control over financial reporting, and compliance with legal and regulatory requirements, including review of the Company’s policies regarding risk assessment and risk management, and oversight of cybersecurity risks. The Compensation Committee oversees risks related to the Company’s compensation policies and practices. The Nominating and Corporate Governance Committee oversees risks related to the Company’s governance policies and practices, including succession planning and director qualifications. Each committee reports to the full Board on the matters within its purview, and the full Board considers risks related to strategy, business operations, and financial condition as part of its regular review of Company performance.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years, in any jurisdiction:

●	been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to any other disclosable event required by Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2025, we believe all of our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2025 and December 31, 2024, with respect to (i) our Chief Executive Officer, (ii) our two other most highly compensated executive officers, who each earned more than $100,000 during the fiscal year ended December 31, 2025, and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(4)	Option Awards ($)(2)	All Other Compensation ($)(1)(3)	Total ($)(1)
Jonathan Solomon(5) Chief Executive Officer	2025	453,317	—	70,725	639,338	211,642	1,375,022
	2024	415,103	50,689	49,798	460,921	102,081	1,078,592
Marina Wolfson(6) Chief Financial Officer	2025	249,102	—	38,248	164,765	101,339	553,454
	2024	179,905	—	—	124,854	46,793	351,552
Dr. Merav Bassan(7) Chief Development Officer	2025	285,009	—	44,415	165,609	147,297	642,330
	2024	265,809	31,833	31,273	130,859	73,208	532,982

(1)	All amounts paid in NIS have been translated into U.S. dollars using the average exchange rate of NIS 3.45 to $1.00 for fiscal year 2025 and NIS 3.67 to $1.00 for fiscal year 2024.

(2)	Amounts in this column represent the aggregate grant date fair value of option awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. See Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value of our equity awards.

(3)	Amounts for fiscal year 2025 include for each named executive officer: (a) contributions by BiomX Ltd. to pension and insurance funds; (b) contributions to an educational fund; (c) automobile and transportation expense reimbursement; and (d) a cash payment equal to three months’ salary approved by the Board on March 24, 2025, on account of each officer’s existing personal non-statutory severance agreement, the payment of which reduced each officer’s non-statutory severance entitlement.

(4)	Amounts in this column represent the aggregate grant date fair value of RSU awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718.

(5)	Mr. Solomon resigned as Chief Executive Officer and from the Board effective March 4, 2026. Michael Oster was appointed as Chief Executive Officer effective the same date.

(6)	Ms. Wolfson resigned as Chief Financial Officer effective February 24, 2026. David Rokach was appointed as Chief Financial Officer effective February 27, 2026.

(7)	Dr. Bassan resigned as Chief Development Officer effective February 24, 2026.

Narrative Disclosure to the Summary Compensation Table

Option Awards

Prior to the Business Combination, option awards were granted to our named executive officers under the 2015 Plan. Option awards granted to our named executive officers after the closing of the Business Combination are granted pursuant to the 2019 Plan. In each case, one fourth of the options vest and become exercisable on the first anniversary of the grant date, and the remainder of the options vest and become exercisable in 12 equal quarterly installments, subject to the named executive officer’s continued employment; provided that the options will vest and become exercisable in the event the named executive officer is terminated within the twelve (12) month period following the occurrence of a Change in Control (as defined in the applicable grant agreement) as a result of an involuntary termination without Cause (as defined in the applicable grant agreement) or a voluntary termination with Good Reason (as defined in the applicable grant agreement). Subject to the terms of any employment agreement, the unexercised portion of these awards is generally forfeited by a participant on the date his or her employment is terminated other than due to death or disability. In the event of death or disability, the options become fully exercisable and remain exercisable for a period specified in the applicable award agreement.

RSU Awards

In September 2024, pursuant to our 2019 Plan, we granted RSUs to four senior officers and one service provider. In April 2025, pursuant to our 2019 Plan, we granted RSUs to three senior officers. In each case, the RSUs were fully vested and issued on the grant date and are not subject to continued service to the Company.

Bonus Awards

We have an annual corporate and individual goal-setting and review process for our named executive officers that is the basis for the determination of potential annual bonuses. Each of our named executive officers is eligible for annual performance-based bonuses of up to a specific percentage of their salary, ranging from 40% to 50% subject to approval by the Board or the Compensation Committee. The performance-based bonus is tied to a set of specified corporate and/or individual goals and objectives reviewed and approved by the Board, such as clinical and development milestones, meeting budget and strategic goals, and we conduct an annual performance review to determine the attainment of such goals and objectives. Our management may propose bonus awards to the Board primarily based on such review process. The Compensation Committee makes the final determination of the achievement of both the specified corporate and strategic objectives and the eligibility requirements for and the amount of such bonus awards and recommends a bonus award payout to the Board for approval. For fiscal year 2025, no performance-based bonuses were paid to the named executive officers.

Employment Agreements

Below are descriptions of our employment agreements with our named executive officers who served during fiscal year 2025. All three named executive officers resigned from their positions in February and March 2026.

Jonathan Solomon

Pursuant to an employment agreement dated February 1, 2016, by and between BiomX Ltd. and Mr. Solomon, as the Chief Executive Officer of BiomX Ltd., as amended, Mr. Solomon was entitled to a base salary of NIS 100,000, or approximately $27,304, per month, and an additional gross payment of NIS 25,000, or approximately $6,759, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Mr. Solomon’s Salary). BiomX Ltd. also made customary contributions on Mr. Solomon’s behalf to a pension fund or a managers insurance company, at Mr. Solomon’s election, in an amount equal to 8.33% of his Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of the Salary in case Mr. Solomon is insured through a managers insurance policy, or 6.50% of Mr. Solomon’s Salary in case Mr. Solomon is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Mr. Solomon chose to allocate his pension payments to a managers insurance policy (and not a pension fund), the Company also insured him under a work disability insurance policy at the rate required to insure 100% of Mr. Solomon’s Salary and for this purpose contributed an amount of up to 2.50% of Mr. Solomon’s Salary insured in such insurance policy for disability insurance. These payments were intended to be in lieu of statutory severance pay that Mr. Solomon would otherwise be entitled to receive from BiomX Ltd. in accordance with Severance Pay Law 5723-1963 (the “Severance Pay Law”). BiomX Ltd. also contributed 7.50% of Mr. Solomon’s monthly salary to a recognized educational fund. BiomX Ltd. also reimbursed Mr. Solomon for automobile maintenance and transportation expenses of NIS 2,000, or $541 per month. Mr. Solomon was also entitled to non-statutory 12 months’ severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with the Company’s past practice), provided that Mr. Solomon waived all claims and continued to comply with the other terms of his employment agreement. On March 24, 2025, the Board approved a cash payment equal to three months’ salary for Mr. Solomon on the account of his existing personal non-statutory severance agreement. Following the payment, Mr. Solomon’s non-statutory severance was reduced to nine months.

Mr. Solomon resigned as Chief Executive Officer and from the Board effective March 4, 2026.

Marina Wolfson

Pursuant to an employment agreement dated December 1, 2019, by and between BiomX Ltd. and Ms. Wolfson, as amended, she served as our Chief Financial Officer. Ms. Wolfson was entitled to a base salary of NIS 54,080, or approximately $14,620, per month, and an additional gross payment of NIS 13,520, or approximately $3,655, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Ms. Wolfson’s Salary). BiomX Ltd. also made customary contributions on Ms. Wolfson’s behalf to a pension fund or a managers insurance company, at Ms. Wolfson’s election, in an amount equal to 8.33% of Ms. Wolfson’s Salary, allocated to a fund for severance pay, and an additional amount equal to 5.00% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a managers insurance policy, or 6.50% of Ms. Wolfson’s Salary in case Ms. Wolfson is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Ms. Wolfson chose to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company also insured her under a work disability insurance policy at the rate required to insure 75% of Ms. Wolfson’s Salary and for this purpose contributed an amount of up to 2.50% of Ms. Wolfson’s Salary insured in such insurance policy for disability insurance. These payments were in lieu of statutory severance pay that Ms. Wolfson would otherwise be entitled to receive from BiomX Ltd. in accordance with the Severance Pay Law. BiomX Ltd. also contributed 7.50% of Ms. Wolfson’s monthly Salary (not to exceed NIS 15,712, or approximately $4,248) to a recognized educational fund. The Company reimbursed Ms. Wolfson for automobile maintenance and transportation expenses of NIS 2,500, or approximately $676, per month. Ms. Wolfson was also entitled to non-statutory 9 months’ severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with the Company’s past practice), provided that Ms. Wolfson waived all claims and continued to comply with the other terms of her employment agreement. On March 24, 2025, the Board approved a cash payment equal to three months’ salary for Ms. Wolfson on the account of her existing personal non-statutory severance agreement. Following the payment, Ms. Wolfson’s non-statutory severance was reduced to six months.

Ms. Wolfson resigned as Chief Financial Officer effective February 24, 2026. David Rokach was appointed as Chief Financial Officer effective February 27, 2026.

Dr. Merav Bassan

Pursuant to an employment agreement dated August 26, 2019, by and between BiomX Ltd. and Dr. Bassan, as the Chief Development Officer of BiomX Ltd., as amended, Dr. Bassan was entitled to a base salary of NIS 62,800, or approximately $16,978, per month, and an additional gross payment of NIS 15,700, or approximately $4,244, per month for up to 40 hours per month worked outside of normal business hours and normal business days (together with the base salary, Dr. Bassan’s Salary). BiomX Ltd. also made customary contributions on Dr. Bassan’s behalf to a pension fund or a managers insurance company, at Dr. Bassan’s election, in an amount equal to 8.33% of Dr. Bassan’s Salary, allocated to a fund for severance pay, and an additional amount equal to 7.30% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a managers insurance policy, or 6.50% of Dr. Bassan’s Salary in case Dr. Bassan is insured through a pension fund, which shall be allocated to a provident fund or pension plan. In case Dr. Bassan chose to allocate her pension payments to a managers insurance policy (and not a pension fund), the Company also insured her under a work disability insurance policy at the rate required to insure 75% of Dr. Bassan’s Salary and for this purpose contributed an amount of up to 2.50% of the Salary insured in such insurance policy for disability insurance. These payments were in lieu of statutory severance pay that Dr. Bassan would otherwise be entitled to receive from BiomX Ltd. in accordance with the Severance Pay Law. BiomX Ltd. also contributed 7.50% of Dr. Bassan’s monthly Salary to a recognized educational fund. The Company reimbursed Dr. Bassan for automobile maintenance and transportation expenses of NIS 2,500, or approximately $676, per month. Dr. Bassan was also entitled to non-statutory 9 months’ severance, upon either (i) resignation with a good reason, or (ii) termination without cause (as the terms good reason and cause would be defined by the parties, consistent with the Company’s past practice), provided that Dr. Bassan waived all claims and continued to comply with the other terms of her employment agreement. On March 24, 2025, the Board approved a cash payment equal to three months’ salary for Dr. Bassan on the account of her existing personal non-statutory severance agreement. Following the payment, Dr. Bassan’s non-statutory severance was reduced to six months.

Dr. Bassan resigned as Chief Development Officer effective February 24, 2026.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2025:

Name	Grant Date	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jonathan Solomon	11/13/2016	882	—	102.17	01/07/2027
	03/26/2017	959	—	321.36	03/26/2027
	05/22/2018	1,062	—	374.88	05/21/2028
	03/29/2019	1,499	—	385.80	03/29/2029
	03/25/2020	200	—	1,179.90	03/25/2030
	03/30/2021	211	—	1,333.80	03/30/2031
	03/29/2022	722	49	267.90	03/29/2032
	08/22/2022	429	98	125.40	08/23/2032
	03/01/2023	1,485	673	76.00	03/01/2033
	07/11/2024	6,259	13,768	68.97	07/11/2034
	04/14/2025	—	20,027	10.22	04/14/2035
Dr. Merav Bassan	10/10/2019	1,000	—	1,899.55	10/10/2029
	03/30/2021	66	—	1,333.80	03/30/2031
	03/29/2022	358	18	267.90	03/29/2032
	08/22/2022	324	71	125.40	08/23/2032
	03/01/2023	363	164	76.00	03/01/2033
	07/11/2024	1,563	3,437	68.97	07/11/2034
	04/14/2025	—	5,000	10.22	04/14/2035
Marina Wolfson	03/25/2020	50	—	1,179.90	03/25/2030
	03/30/2021	47	—	1,333.80	03/30/2031
	03/29/2022	179	9	267.90	03/29/2032
	08/22/2022	324	71	125.40	08/23/2032
	10/29/2023	159	156	52.25	10/29/2033
	03/01/2023	363	164	76.00	03/01/2033
	07/11/2024	1,563	3,437	68.97	07/11/2034
	04/14/2025	—	5,000	10.22	04/14/2035

All of the above named executive officers have resigned from all positions with the Company as of February and March 2026

Compensation of Directors

We maintain a non-employee director compensation policy, pursuant to which each non-employee director receives an annual retainer of $35,000. In addition, (i) the chairman of the Board receives an additional annual retainer of $65,500; (ii) each member of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $5,000 per committee; and (iii) each chairperson of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $5,000 per committee. We pay all amounts in quarterly installments. We also reimburse each of our directors for their reasonable travel, lodging and other out-of-pocket expenses incurred relating to their attendance at Board and committee meetings. Each non-employee director also receives an annual award of options to purchase our Common Stock. One-fourth of each annual option award vests on the first anniversary of the date of grant, and the remainder of the annual option award vests in 12 equal quarterly installments, subject to such director’s continued service on the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors who served during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Dr. Russell Greig(3)	100,500	62,600	—	163,100
Susan Blum(4)	50,000	39,873	—	89,873
Jesse Goodman(5)	39,000	39,873	—	78,873
Jonathan Leff(6)	40,000	39,873	—	79,873
Greg Merril(4)	39,000	39,873	—	78,873
Dr. Alan Moses(7)	45,000	31,389	—	76,389
Edward Williams(4)	42,500	29,893	—	72,393
Total	356,000	283,374	—	639,374

(1)	Amounts in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718.

(2)	In 2025, the Company granted options to directors according to the following structure: 927 options to each continuing non-employee director and 1,853 options to the Chairman of the Board. The Company’s policy is to grant options based, among other things, on the recommendations of a compensation consultant.

(3)	Dr. Greig resigned as Chairman of the Board and from the Board effective March 4, 2026. His resignation did not result from any disagreement with the Company.

(4)	Ms. Blum, Mr. Merril and Mr. Williams each resigned from the Board effective February 25, 2026. None of the resignations resulted from any disagreement with the Company.

(5)	Mr. Goodman resigned from the Board effective February 11, 2026 for personal reasons.

(6)	Mr. Leff resigned from the Board effective February 9, 2026 for personal reasons. Director fees for Mr. Leff were paid to Deerfield Management Company, L.P.

(7)	Dr. Moses resigned from the Board effective February 19, 2026 for personal reasons.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries, and none was formerly an officer of the Company. None of the Company’s executive officers served, during the fiscal year ended December 31, 2025, as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving on the Company’s Board of Directors or Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 29, 2026 by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our current named executive officers, and (iv) all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares of Common Stock subject to options, warrants, or other rights that are exercisable as of April 30, 2026 or that will become exercisable within 60 days thereafter are deemed outstanding for computing the percentage ownership of the person holding such options, warrants, or other rights, but are not deemed outstanding for computing the percentage ownership of any other person. Percentages are calculated based on 10,111,516 shares of Common Stock outstanding as of April 30, 2026. Unless otherwise noted, the address of each person listed in the table is c/o BiomX Inc., 850 New Burton Road, Suite 201, Dover, Delaware 19904.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
5% or Greater Stockholders:
Water IO Ltd.	1,300,000	12.86%
Mandragola Ltd.(1)	923,000	9.13%
Directors and Named Executive Officers:
Michael Oster, Chief Executive Officer (2)	—	*
David Rokach, Chief Financial Officer (2)	—	*
Reuven Yeganeh, Director (3)	5,000	*
Liat Bidas, Director	5,000	*
Guy Arieli, Director	5,000	*
Ran Shaked, Director	5,000	*
All current directors and executive officers as a group (6 persons)	20,000	* %

*	Less than 1%.

(1)

Excludes (i) pre-funded warrants exercisable for an additional 923,000 shares of Common Stock at $0.0001 per share, (ii) a five-year warrant exercisable for an additional 3,692,000 shares of Common Stock at $12.00 per share, and (iv) an unsecured convertible promissory note in the principal amount of $3,000,000 convertible solely at the Company’s option into shares of Common Stock at $12.00 per share, as the terms of such instruments limit the exercise or conversion such that beneficial ownership does not exceed 9.99%. Gur Aryeh Segal, as General Manager of Mandragola, has voting and dispositive control over the securities held by Mandragola and may be deemed to be the beneficial owner of such securities. The address of Mandragola is Bet Sarel 8 Gavish Street, 5th Floor Netanya Israel

(2)

On April 24, 2026, Mr. Oster surrendered for cancellation 10,000 shares of Common Stock and Mr. Rokach surrendered for cancellation 5,000 shares of Common Stock; following the cancellation each of Mr. Oster and Mr. Rokach holds no shares of Common Stock.

(3)	Mr. Yeganeh is the managing member of Pyu Pyu Capital, LLC, the original purchaser of 3,300 shares of Series Y Convertible Preferred Stock and warrants to purchase up to 3,300,000 shares of Common Stock under the Securities Purchase Agreement dated December 26, 2025. As described under Item 13 below, the warrants were subsequently amended on March 13, 2026 and assigned by Pyu Pyu Capital to sub-investors who have exercised them in full. As of April 30, 2026, Pyu Pyu Capital does not beneficially own any shares of Common Stock or other voting securities of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	142,619	$4.20	440,095
Equity compensation plans not approved by security holders(2)	7,768	$3.18	—
Total	150,387	$4.09	440,095

(1)	Consists of the BiomX Inc. 2019 Omnibus Long-Term Incentive Plan (the “2019 Plan”). The 2019 Plan was adopted by the Board and approved by stockholders in connection with the Business Combination. The aggregate number of shares of Common Stock available for issuance under the 2019 Plan automatically increases on January 1 of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. Accordingly, on January 1, 2026, an additional 63,748 shares of Common Stock were made available for issuance pursuant to the 2019 Plan, which are not reflected in the table above.

(2)	Consists of the BiomX Ltd. 2015 Employee Stock Option Plan (the “2015 Plan”), which was adopted by the Company’s predecessor entity prior to the Business Combination and was not approved by security holders of the Company. No shares remain available for future issuance under the 2015 Plan; the 2015 Plan continues to govern outstanding awards granted thereunder.

New Equity Incentive Plan

On April 10, 2026, at a special meeting of stockholders, the Company’s stockholders approved the BiomX Inc. 2026 Equity Incentive Plan, which authorizes the issuance of up to 1,390,000 additional shares of Common Stock, with an annual evergreen increase on each January 1 (commencing January 1, 2027) for a period of ten years equal to 4.0% of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding year.

The 1,390,000 shares so authorized are not reflected in the table above, which is presented as of December 31, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy

The Audit Committee’s charter requires that all transactions between the Company and its officers, directors, principal stockholders, and their affiliates be approved by the Audit Committee or by a majority of the independent and disinterested members of the Board, and be on terms no less favorable to the Company than the Company could obtain from unaffiliated third parties. The Company has adopted a written Related Person Transaction Policy that establishes procedures for the identification, review, and approval of transactions with related persons, including specifying that approvals are made by the Audit Committee or, in the case of transactions in which any Audit Committee member has an interest, by a majority of the disinterested members of the Board.

Related Person Transactions

The following are descriptions of transactions since January 1, 2024 to which the Company has been or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 5% of any class of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers (which are described in Item 11) and indemnification agreements (which are described under “Indemnification Agreements” below).

Series Y Convertible Preferred Stock Private Placement (Pyu Pyu Capital, LLC).

On December 26, 2025, the Company entered into a Securities Purchase Agreement with Pyu Pyu Capital, LLC (the “Series Y Investor”), pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of 3,000 shares of newly-created Series Y Convertible Preferred Stock with an aggregate stated value of $3 million, and warrants to purchase up to 3,300,000 shares of Common Stock at an initial exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $3.0 million. The transaction closed on January 13, 2026.

Between March 12-17, 2026, all of the Series Y Convertible Preferred Stock were converted by the Series Y Investor into a total of 1,650,000 shares of Common Stock.

On March 13, 2026, the warrants issued in connection with the Series Y financing were amended to (i) reduce the exercise price from $2.00 per share to $1.00 per share and (ii) reduce the exercise period from five years to one year. Following the amendment, the warrants were assigned by Pyu Pyu Capital to sub-investors and were subsequently exercised in full.

Mr. Reuven Yeganeh, who has served as a director of the Company since January 2026 is the managing member of Pyu Pyu Capital. Mr. Yeganeh’s appointment to the Board became effective at the closing of the Series Y financing on January 13, 2026.The Series Y financing and the subsequent warrant amendment were approved by the Board, with Mr. Yeganeh recusing himself from the Board’s deliberations and votes regarding the warrant amendment.

Acquisition of Zorro Net Ltd. from Water IO Ltd.

On April 10, 2026, the Company entered into and simultaneously closed the transactions contemplated by a Stock Purchase Agreement with Water IO Ltd., pursuant to which the Company acquired all of the issued and outstanding share capital of Zorro Net Ltd. The consideration paid by the Company consisted of (i) 1,300,000 shares of Common Stock and (ii) a non-convertible promissory note in the principal amount of $1,250,000, bearing interest at the short-term Applicable Federal Rate, with a maturity date of July 7, 2026. The Company also assumed certain obligations to Zorronet’s founders and former shareholders, including a performance-based earnout payable no later than March 31, 2027 in an amount equal to the greater of (x) 125% of Zorronet’s consolidated revenue for fiscal year 2026 and (y) eight (8) times Zorronet’s consolidated EBITDA for fiscal year 2026, and an obligation to retain certain key employees for three (3) years.

Water IO Ltd. is an indirect subsidiary of T3 Defense, Inc. (Nasdaq: DFNS), on whose board of directors Mr. Reuven Yeganeh, a director of the Company, also serves. Mr. David Rokach, the Company’s Chief Financial Officer, also serves on the board of directors of T3 Defense, Inc. In light of these relationships, Mr. Yeganeh recused himself from the Board’s deliberations and votes regarding the approval of the Water IO transaction. The Board, with the interested directors abstaining, determined that the terms of the Water IO transaction were fair to the Company and were negotiated on an arm’s-length basis.

Acquisition of DR. Frucht Systems Ltd. from Mandragola Ltd.

On March 31, 2026, the Company and Mandragola Ltd. entered into an Option and Undertaking Agreement pursuant to which the Company was granted an exclusive option to purchase 100% of Mandragola’s shareholdings in DR. Frucht Systems Ltd. (“DFSL”), representing 60% of the issued and outstanding voting equity capital of DFSL on a fully-diluted basis. On April 13, 2026, the Company exercised that option and entered into the transactions contemplated by a Stock Purchase and Assignment Agreement with Mandragola.

The aggregate consideration paid by the Company to Mandragola consisted of (i) a cash payment of $750,000 (of which $450,000 was previously advanced by the Company to Mandragola); (ii) an unsecured convertible promissory note in the principal amount of $3,000,000, bearing interest at 9% per annum, maturing on April 13, 2029, and convertible, as to principal and accrued interest, solely at the Company’s option, into shares of Common Stock at a conversion price of $12.00 per share, subject to customary adjustments and further subject to a minimum 10-day volume-weighted average price of the Common Stock of $12.00 or more (the “Mandragola Note”); (iii) 923,000 shares of Common Stock; (iv) pre-funded warrants exercisable for an aggregate of 923,000 shares of Common Stock at an exercise price of $0.0001 per share; and (v) a five-year warrant exercisable for an aggregate of 3,692,000 shares of Common Stock at an exercise price of $12.00 per share. In addition, in the event that DFSL records annual revenues of $25,000,000 or more in any fiscal year on or after fiscal year 2027, Mandragola is entitled to a bonus payment equal to 5% of such recorded annual revenues, payable at the Company’s discretion in restricted shares of Common Stock or cash. The aggregate number of shares of Common Stock issuable upon conversion of the Mandragola Note and exercise of the pre-funded warrants and five-year warrant is subject to obtaining stockholder approval as required by the rules of the NYSE American with respect to the issuance of shares in excess of 19.99% of the outstanding Common Stock as of the date of the Mandragola transaction.

Mr. Reuven Yeganeh, a director of the Company, and Mr. David Rokach, the Company’s Chief Financial Officer, serve on the board of T3 Defense. In light of these relationships, Mr. Yeganeh recused himself from the Board’s deliberations and votes regarding the approval of the Mandragola transaction. The Board, with the interested director abstaining, determined that the terms of the Mandragola transaction were fair to the Company and were negotiated on an arm’s-length basis.

Severance Cash Payments to Named Executive Officers.

On March 24, 2025, the Board approved a cash payment equal to three months’ salary for each of Mr. Solomon, Ms. Wolfson and Dr. Bassan on account of each officer’s then existing personal non-statutory severance agreement. As described in Item 11, the payment reduced Mr. Solomon’s non-statutory severance entitlement from twelve months to nine months, and reduced the entitlement of each of Ms. Wolfson and Dr. Bassan from nine months to six months. Mr. Solomon resigned from all positions held with the Company effective March 4, 2026, and each of Ms. Wolfson and Dr. Bassan resigned from all positions held with the Company effective February 24, 2026.

Indemnification Agreements.

The Company has entered into indemnification agreements with each of its current and former directors and executive officers. These agreements provide that the Company will indemnify each of its directors and executive officers to the fullest extent permitted by Delaware law. The form of indemnification agreement is filed as Exhibit 10.3 to the Original Filing.

Director Independence

The Board has reviewed the materiality of any relationship that each of the Company’s directors has with the Company, either directly or indirectly. Based upon this review, the Board has affirmatively determined that each of Liat Bidas, Guy Arieli and Ran Shaked is an independent director under the listing standards of the NYSE American, and, with respect to the members of the Audit Committee, satisfies the additional independence requirements of Rule 10A-3 under the Exchange Act. The Board has further determined that Mr. Yeganeh is not independent under the listing standards of the NYSE American, for the reasons described in Item 10 above.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed for professional services rendered by Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited (“PwC”) (PCAOB ID: 1309), our independent registered public accounting firm during the fiscal years ended December 31, 2025 and December 31, 2024:

Fee Category	2025($)	2024($)
Audit Fees(1)	190,000	190,000
Audit-Related Fees(2)	93,000	158,462
Tax Fees(3)	----	7,190
Total	283,000	226,393

(1)	“Audit Fees” consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports, and services that are normally provided by Kesselman & Kesselman in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under “Audit Fees.”

(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” consist of fees billed for products and services other than the services reported under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided to the Company by its independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee, who shall report any decisions to the full Audit Committee at its next scheduled meeting. All audit and non-audit services described above were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The financial statements listed on the Financial Statements’ Table of Contents in the Original Filing were filed therewith. No financial statements are filed with this Amendment.

(b) Exhibits.

The following exhibits are filed as part of this Amendment or are incorporated by reference. Items previously filed as exhibits to the Original Filing are incorporated by reference to the Original Filing.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (clean version) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
3.2	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, effective on December 11, 2018, as amended to date (marked version) (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
3.3	Amended and Restated Bylaws of the Company, effective as of October 28, 2019, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 15, 2024)
3.4	Form of Certificate of Designation of Series X Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
3.5	Form of Certificate of Designation of Series Y Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed by the Company on December 4, 2018)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on July 26, 2021)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2023)
4.5	Form of Merger Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.6	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
4.8	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.10	Form of Private Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.12	Form of New Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)

4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
4.15	Form of Non Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on April 10, 2026)
4.16	Unsecured Convertible Promissory Note, dated April 6, 2026, issued by BiomX Inc. to Mandragola Ltd. in the principal amount of $3,000,000 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on April 13, 2026)
4.17

Pre-Funded Warrant, dated April 6, 2026, issued by BiomX Inc. to Mandragola Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on April 13, 2026)

4.18

Five Year Warrant, dated April 6, 2026, issued by BiomX Inc. to Mandragola Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on April 13, 2026)

10.1**	Amended and Restated Chardan Healthcare Acquisition Corp. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 9, 2024)
10.2	Registration Rights Agreement dated October 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 1, 2019)
10.3**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
10.4**	2015 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed by the Company on January 2, 2020)
10.5**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Non-Executives) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.6**	Form of Non-Qualified Stock Option Agreement (U.S. Awards to Executive Officers) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.7**	Form of Option Agreement (Israeli Awards) (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed by the Company on March 26, 2020)
10.8**	Form of Restricted Stock Unit Agreement under the Company’s 2019 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024)
10.9	At the Market Offering Agreement, dated December 7, 2023, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed by the Company on December 7, 2023)
10.10**	Employment Agreement, dated February 1, 2016, between BiomX Ltd. (formerly MBcure Ltd.) and Jonathan Solomon (incorporated by reference to Exhibit 10.1 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.11**	Employment Agreement, dated August 26, 2019, between BiomX Ltd. and Merav Bassan (incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A filed by the Company on May 2, 2022)
10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 22, 2023)
10.13*	Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research, dated August 24, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.14	License Modification 1, dated August 31, 2022, to Non-Exclusive License Agreement by and between Adaptive Phage Therapeutics, Inc. and Walter Reed Army Institute of Research (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
10.15	Form of Registration Rights Agreement, dated as of March 6, 2024, by and among the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on March 6, 2024)
10.16	Form of Registration Rights Agreement dated February 25, 2025, between BiomX Inc. and the purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.17	Warrant Exercise and Reload Agreement dated February 25, 2025, between BiomX Inc. and the holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.18	Placement Agency Agreement dated February 25, 2025, between BiomX Inc. and Laidlaw and Company (UK) Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company on February 27, 2025)
10.19	MTEC Base Agreement No. 2019-532, dated as of August 22, 2019, by and between Advanced Technology International (MTEC Consortium Manager) and Adaptive Phage Therapeutics, Inc., and the modifications thereof (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed by the Company on March 25, 2025)
10.20	Form of Securities Purchase Agreement dated December 26, 2025, between BiomX Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)

10.21	Form of Registration Rights Agreement dated December 26, 2025, between BiomX Inc. and the purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on December 29, 2025)
10.22	BiomX Inc. 2026 Equity Incentive Plan (incorporated by reference to Definitive Proxy Statement on Schedule 14A filed by the Company on March 25, 2026)
10.23	Stock Purchase Agreement dated as of April 10, 2026 between BiomX and Water IO Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 10, 2026)
10.24	Stock Purchase & Assignment Agreement, dated April 13, 2026, by and between BiomX Inc. and Mandragola Ltd.( incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 13, 2026)
19.1	BiomX Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed by the Company on March 25, 2025)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed by the Company on February 19, 2026)
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a)
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed by the Company on April 4, 2024)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

**	Indicates a management contract or a compensatory plan or agreement.

***	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto authorized.

Dated: April 30, 2026

BIOMX INC.

By:	/s/ Michael Oster
Name:	Michael Oster
Title:	Chief Executive Officer

By:	/s/ David Rokach
Name:	David Rokach
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Oster	Chief Executive Officer	April 30, 2026
Michael Oster	(Principal Executive Officer)

/s/ David Rokach	Chief Financial Officer	April 30, 2026
David Rokach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Reuven Yeganeh	Director	April 30, 2026
Reuven Yeganeh

/s/ Liat Bidas	Director	April 30, 2026
Liat Bidas

/s/ Guy Arieli	Director	April 30, 2026
Guy Arieli

/s/ Ran Shaked	Director	April 30, 2026
Ran Shaked