Form 10-Q
period 2026-03-31
BiomX Inc.
filed 2026-05-20
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Registrant’s telephone number, including area code: +972 52 437 4900

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

The number of shares outstanding of the Registrant’s shares of Common Stock as of May 20, 2026 was 10,146,516.

BIOMX, INC.

Form 10-Q

March 31, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained herein that are not purely historical are forward-looking statements. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. For example, we are making forward-looking statements when we discuss our business strategy and plans, including our strategic transition to defense, security, and critical infrastructure technology markets; the operations and integration of our recently acquired subsidiaries Dr. Frucht Systems Ltd. (“DFSL”) and Zorro Net Ltd. (“Zorronet”) and our wholly-owned subsidiary X Security & Defense LTD (“X Security”); our plan to regain compliance with the continued listing requirements of the NYSE American; our ability to raise additional capital and the sources of our liquidity; the future business prospects of our new operating subsidiaries; anticipated revenue from defense, security and critical-infrastructure customer engagements; and our ability to continue as a going concern. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	our ability to maintain compliance with the continued listing standards of the NYSE American, including in connection with the deficiency notice we received from NYSE Regulation on March 25, 2026 with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, the Compliance Plan we submitted to NYSE Regulation on April 24, 2026;

●	substantial doubt about our ability to continue as a going concern;

●	our ability to raise additional capital on acceptable terms, or at all, including under our existing at-the-market sales agreement, any future at-the-market offering program, public or private equity or debt offerings;

●	the success of our acquisitions of DFSL and Zorronet, the establishment of X Security, and the integration and operation of these subsidiaries;

●	our ability to retain key personnel of our new operating subsidiaries, including Dr. Yaacov Frucht at DFSL and the key employees of Zorronet that we have committed to retain for three years following the closing of the Zorronet acquisition;

●	the business prospects of DFSL and Zorronet, including the receipt of additional purchase orders and the conversion of pilot programs and pipeline opportunities into revenue-generating contracts;

●	the ability of our new operating subsidiaries to maintain and expand their commercial relationships with customers;

ii

●	compliance with Israeli defense export control laws, U.S. defense export control laws (including the International Traffic in Arms Regulations and the Export Administration Regulations), and other applicable defense, security and counter-proliferation laws and regulations;

●	expenses associated with compliance with ongoing regulatory obligations and successful continuing regulatory review;

●	political, economic and military instability in the State of Israel and the surrounding region, including the ongoing armed conflicts with Hamas, Hezbollah and Iran-affiliated organizations, and the potential for escalation;

●	the obligation of key personnel of our Israeli subsidiaries to perform military reserve duty in the IDF, which may be extended during periods of military conflict;

●	our ability to realize value from retained legacy phage therapy assets, including the patent portfolio and the limited non-dilutive grant relationships associated with APT’s legacy BX011 program;

●	the dilutive impact of our outstanding warrants, convertible note, equity incentive plan issuances, Series X Preferred Stock and any future capital raises on existing stockholders;

●	risks related to our cybersecurity infrastructure and the protection of sensitive defense-related information;

●	general economic conditions, currency exposures (particularly between the U.S. dollar and the New Israeli Shekel), and other factors affecting our operations; and

●	potential security breaches, including cybersecurity incidents.

For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “2025 10-K”), and the updated risk factors set forth in our Current Report on Form 8-K filed with the SEC on May 5, 2026 (the “May 5 8-K”). All forward-looking statements contained in this Quarterly Report speak only as of the date hereof. Except as required by law, we are under no duty to (and expressly disclaim any such obligation to) update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report. Comparisons of results between current and prior periods are not intended to express any future trends, or indications of future performance, and should be viewed only as historical data.

iii

BIOMX INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

USD IN THOUSANDS

________________________________

_______________________________________________

________________________________

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	1,168	4,360
Restricted cash	-	595
Property and equipment, held for sale	-	157
Other current assets	1,875	463
Total Current assets	3,043	5,575

Non-current Assets
In-process Research and development (“IPR&D”) asset	208	208
Total assets	3,251	5,783
Liabilities and Capital Deficiency
Current Liabilities
Trade account payables	720	3,120
Balance due Biomx Ltd	1,254	-
Current portion of lease liabilities	-	1,436
Other account payables	473	1,823
Total current liabilities	2,447	6,379

Non-current Liabilities
Warrants	1,685	706
Total non-current liabilities	1,685	706

Total liabilities	4,132	7,085
Capital deficiency
Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of March 31, 2026 and December 31, 2025. Issued and outstanding – 147,512 as of March 31, 2026 and 147,512 shares as of December 31, 2025.	18,617	18,617
Common stock, $0.0001 par value (“Common Stock”); Authorized - 750,000,000 shares as of March 31, 2026 and December 31, 2025. Issued and outstanding – 6,543,703 and 1,593,703 as of March 31, 2026 and December 31, 2025, respectively.	7	7
Receivables on account of shares	(3,300)	-
Additional paid-in capital	219,831	196,970
Accumulated deficit	(236,036)	(216,896)
Total capital deficiency	(881)	(1,302)
Total liabilities and capital deficiency	3,251	5,783

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025

Operating expenses:

Research and development (“R&D”) expenses, net	(315)	5,250
General and administrative expenses	1,611	2,506
Operating loss	1,296	7,756

Other expenses (income)	(147)	6
Net gain from deconsolidation of subsidiary	(1,860)	-
Interest expenses	192	5
Day one loss upon entering transaction	5,226	-
Loss (income) from change in derivatives financial instruments measured at fair value	14,056	(914)
Finance expense, net	377	805
Net loss before tax	19,140	7,658

Tax expenses	-	1

Net loss	19,140	7,659

Basic and diluted loss per share of Common Stock	7.38	6.27	(*)
Weighted average number of shares used in computing basic loss per share of Common Stock	2,603,807	1,215,953	(*)

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 7A.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S, dollars in thousands, except share and per share data)

	Series Y Redeemable Convertible Preferred Shares		Series X Redeemable Convertible Preferred Shares		Common stock		Additional		Receivables	Total
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	on account of shares	capital deficiency

BALANCE AT DECEMBER 31, 2025	-	-	147,512	18,617	1,593,703	7	196,970	(216,896)	-	(1,302)

Issuance of Series Y Convertible Preferred Stock	3,300	-		3
Preferred dividends on Series Y Convertible Preferred Stock	-	85	-	-	-	-	(85)	-	-	-
Conversion of Series Y Convertible Preferred Stock into common stock	(3,300)	(85)	-	-	1,650,000	*	85	-	-	-
Exercise of warrants into common stock	-	-	-	-	3,300,000	*	16,785	-	(3,300)	13,485
Reclassification of embedded conversion derivative upon conversion of Series Y Convertible Preferred Stock	-	-	-	-	-	-	7,818	-	-	7,818
Share based compensation	-	-	-	-	-	-	(1,742)	-	-	(1,742)
Comprehensive loss for the period	-	-	-	-	-	-	-	(19,140)	-	(19,140)
BALANCE AT MARCH 31, 2026	-	-	147,512	18,617	6,543,703	7	219,831	(236,036)	(3,300)	(881)

	Redeemable Convertible Preferred Shares		Common stock		Additional		Total Stockholder’
	Number of shares	Amount	Number of shares (**)	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)

BALANCE AT DECEMBER 31, 2024	147,735	18,645	1,023,010	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre- Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs	-	-	148,857	*	878	-	878
Issuance of Common Stock under Inducement Letter Agreements	-	-	208,479	1	6,472		6,473
Stock-based compensation expenses	-	-			659		659
Net loss	-	-				(7,659)	(7,659)
BALANCE AT MARCH 31, 2025	147,735	18,645	1,380,346	7	194,203	(188,356)	24,499

(*)	Less than $1.
(**)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 8.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(19,140)	(7,659)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	-	236
Stock-based compensation	(1,928)	659
Finance income, net	385	(53)
Revaluation of contingent consideration	-	2
Loss (income) from change in fair value of liability-classified warrants	14,056	(914)
Day one loss upon entering transaction	5,226
Private Placement Warrants issuance cost	186
Loss from sale and disposal of fixed assets, net	-	57
Gain from deconsolidation of subsidiary	(1,860)	-

Changes in operating assets and liabilities:
Other current assets	(1,412)	242
Trade accounts payable	274	(212)
Other accounts payable and current portion of lease liabilities	(1,201)	(1,076)
Net change in operating leases	-	6
Net cash used in operating activities	(5,414)	(8,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in cash as a result of deconsolidation of subsidiary	(996)	-
Proceeds from sale of property and equipment	-	51
Net cash used in investing activities	(996)	51

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred share and warrants under January 2026 private placement, net of issuance costs	2,623
Issuance of Common Stock under February 2025 SPA	-	996
February 2025 SPA issuance costs	-	(87)
Issuance of Common Warrants under February 2025 SPA	-	4,531
Issuance of Common Stock under Inducement Letter Agreements	-	6,473
Net cash provided by financing activities	2,623	11,913

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,787)	3,252

Effect of exchange rate changes on cash and cash equivalents	-	3

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,955	17,975

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	1,168	21,230
RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	1,168	20,116
Restricted cash	-	1,114
Total cash and cash equivalents and restricted cash	1,168	21,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	5
Taxes paid	-	1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued Preferred dividends on Series Y Convertible Preferred Stock	85	-
Exercise of warrants into common stock	16,785	-
Conversion of Series Y Convertible Preferred Stock into common stock	85
Reclassification of embedded conversion derivative upon conversion of Series Y Convertible Preferred Stock	7,818

The accompanying notes are an integral part of the condensed consolidated interim financial statements

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 1 – GENERAL

A.	Organization and Nature of Operations

BiomX Inc. (individually and together with its subsidiaries, as applicable, the “Company” or “BiomX”) was incorporated in Delaware on November 1, 2017 as a blank check company for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

On October 29, 2019, the Company consummated a business combination with BiomX Ltd. (“BiomX Israel”), following which BiomX Israel became a wholly owned subsidiary of the Company. In connection with the transaction, the Company acquired all of the outstanding shares of BiomX Israel, and the former shareholders of BiomX Israel received 79,311 shares of the Company’s Common Stock, representing 65% of the Company’s issued and outstanding shares immediately after the transaction (the “Recapitalization Transaction”). BiomX Israel was deemed the accounting acquirer in the Recapitalization Transaction. The Company’s Common Stock is traded on the NYSE American under the symbol “PHGE.”

Historically, the Company, through BiomX Israel, operated as a clinical-stage biopharmaceutical company focused on developing natural and engineered phage cocktails designed to target and destroy harmful bacteria in chronic diseases.

On August 24, 2025, BiomX Israel filed an application with the Israeli Registrar of Companies for the expedited voluntary liquidation of RondinX Ltd. (“RondinX”), its subsidiary. The voluntary liquidation became effective on December 3, 2025. RondinX had no significant operations as of the liquidation date.

In December 2025, BiomX Israel commenced insolvency proceedings in Israel, following the announcement on December 8, 2025, of its discontinuation of the ongoing Phase 2b clinical trial of nebulized phage therapy BX004 in patients with cystic fibrosis associated with chronic Pseudomonas aeruginosa infections. As a result, BiomX Israel implemented cost-cutting measures including a significant reduction in workforce. On January 25, 2026, the Central District Court in Lod, Israel, appointed a trustee (the “Trustee”) to BiomX Israel to handle the administration of the insolvency proceedings. See further information in Note 7.

Following the discontinuation of the Company’s Phase 2b clinical trial of BX004 and the commencement of insolvency proceedings with respect to BiomX Israel, the Company began transitioning its strategic focus to the defense, security and critical infrastructure technology markets.

During the first quarter of 2026 and through the issuance date of these consolidated financial statements, the Company underwent significant changes in management, capital structure and business operations. The Company’s Board of Directors and executive management team were reconstituted, including the appointment of new Chief Financial Officer, effective February 27, 2026, and new Chief Executive Officer, effective March 4, 2026. The Company raised gross proceeds of $3,000 in January 2026 from the issuance of Series Y Convertible Preferred Stock (net proceeds amounted to $2,623, less $377 of issuance costs). On March 19, 2026, the investors exercised their warrants into common stock of the Company. As of March 31, 2026 the gross proceeds amounting to $3,300 have not yet been received and were used to fund the acquisition of 60% of Dr. Frucht Systems Ltd. (“DFSL”) on April 13, 2026 (see below).

Subsequent to March 31, 2026, the Company acquired Zorro Net Ltd. (“ZorroNet”) on April 10, 2026, acquired 60% of Dr. Frucht Systems Ltd. (“DFSL”) on April 13, 2026, and formed X Security & Defense Ltd. (“X Security”) as a wholly owned Israeli subsidiary focused on security, defense and first-response technologies (see Note 11 - Subsequent Events). In addition, Mandragola Ltd, a company formed under the laws of the State of Israel (“Mandragola”), committed to provide, or make available, a credit line to support DFSL’s operations, subject to terms to be mutually agreed.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 1 – GENERAL (continued)

As of the issuance date of these consolidated financial statements, following the foregoing events, the Company’s defense and security activities are expected to be conducted through X Security, DFSL and ZorroNet.

On November 13, 2025, the Board of Directors approved a 1-for-19 reverse stock split of the Company’s Common Stock (the “2025 Reverse Stock Split”), which became effective on November 25, 2025. See Note 8A for further information.

B.	Going concern

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of $236,036 as of March 31, 2026. These are expected to continue in the foreseeable future. The Company plans to continue to fund its operations, through issuance of debt and/or equity securities, loans, or other alternatives.

Management believes that its current funds, together with revenues expected to be generated by DFSL and ZorroNet beginning in the second quarter of 2026 will be sufficient to fund its operations only for the next several months following the issuance date of these financial statements. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding and there is no assurance that the Company will be successful in such processes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 1 – GENERAL (continued)

C.	Israel –war

In October 2023, a large-scale terrorist attack in southern Israel led to the outbreak of armed conflict between Israel and Hamas. The conflict subsequently expanded to additional regional fronts and contributed to a period of heightened geopolitical and security instability in the region.

During 2024 and 2025, hostilities included military operations in Lebanon and direct confrontations involving Iran. These developments increased regional uncertainty and, at times, resulted in temporary disruptions to the Company’s operations in Israel, including limited interruptions to routine business activities.

In September 2025, a ceasefire agreement was reached between Israel and Hamas, and all remaining living Israeli hostages were released and returned to Israel. While the ceasefire has generally held as of the date of these financial statements, the security situation remains sensitive, and the potential for renewed hostilities or broader regional escalation cannot be ruled out. More recently, in February 2026, hostilities between Israel and Iran escalated again. Israel, together with the United States, launched a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. In addition, In March 2026, tensions escalated once again in the Lebanese border as Hezbollah launched an attack on Israel, firing rockets across the border.

In April 2026, a ceasefire agreement was reached; however, the ceasefire remains fragile and the overall security situation in Israel and the region continues to be uncertain.

In response, Israel carried out targeted airstrikes against Hezbollah positions in Lebanon, raising concerns among the international community about the potential for a wider conflict. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved. Accordingly, the extent of the continued impact on the Company’s operations and financial results, if any, cannot be reasonably estimated at this time.

As a significant portion of the Company’s future activities, are located in Israel, and members of the Company’s management and certain employees and consultants are located in Israel, the Company’s operations may be affected by economic, political, geopolitical and military conditions affecting Israel. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect Company’s business, financial condition, and results of operations.

The Company is unable to predict the duration or severity of the current conflict or any potential escalation. To date, the conflict did not have a significant effect on Company’s activities however, the Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

1.	Unaudited Condensed Financial Statements

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025. The significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

2.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

3.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the financial statements and the amounts of expenses during the reported years. The most significant estimates in the Company’s financial statements relate to financial instruments fair value valuation. These estimates and assumptions are based on current facts, future expectations, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

4.	Basic and diluted loss per share

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – FAIR VALUE MEASUREMENTS

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

There were no changes in the fair value hierarchy levelling during the three months ended March 31, 2026 and year ended December 31, 2025.

Fair value (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Cash equivalents:
Money market funds	493	-	-	493
Total assets	493	-	-	493

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Cash equivalents:
Money market funds	3,084	-	-	3,084
Total assets	3,084	-	-	3,084

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Warrants	-	-	1,685	1,685
Total liabilities	-	-	1,685	1,685

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Warrants	-	-	706	706
Total liabilities	-	-	706	706

The Company determined the fair value of the embedded conversion derivative using the Binomial Option Pricing Model, a Level 3 measurement, within the fair value hierarchy (see Note 7A).

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2025 through March 31, 2026:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Liability:
Beginning balance	706	2,287
Issuance of Common Warrants (*)	6,340	4,531
Repricing of warrants under the Inducement Letter Agreements (**)	-	3,300
Exercise of warrants into common stock	(13,485)	-
Change in terms of warrant liability	(1,218)	-
Change in fair value	9,342	(4,214)
Ending balance	1,685	5,904

(*)	Including $3,340 of loss upon entering the transaction.

(**)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss. See Note 9A for further information.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The Company determined the fair value of the liabilities for the warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025

Underlying value of Common Stock ($)	2.27 – 4.98	0.56
Exercise price ($)	1-43.91	0.93-2.31
Expected volatility (%)	80.8-163.3	114.2-120.7
Expected terms (years)	0.27-4.79	1.25-5
Risk-free interest rate (%)	3.70-3.88	3.9-4

NOTE 4 – OTHER CURRENT ASSETS

	March 31,	December 31,
	2026	2025

Government institutions	-	111
Prepaid insurance	1,770	248
Other prepaid expenses	31	93
Other	74	11
	1,875	463

NOTE 5 – OTHER ACCOUNT PAYABLES

	March 31,	December 31,
	2026	2025

Employees and related institutions	-	475
Accrued expenses	82	720
Government institutions	473	628
	555	1,823

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 6 – DECONSOLIDATION OF BIOMX LTD

On January 25, 2026, following the commencement of insolvency proceedings with respect to BiomX Israel, the District Court of the Central District, in Lod, Israel, appointed a Trustee to BiomX Israel to handle the administration of the insolvency proceedings. The Trustee is responsible for managing the subsidiary’s assets, evaluating claims from creditors, and overseeing the orderly wind-down or restructuring of BiomX Israel’s operations in accordance with applicable Israeli insolvency law. On February 4, 2026, the Trustee notified BiomX Israel’s Chief Executive Officer and Chief Financial Officer that their roles as officers of BiomX Israel had been terminated. The Company determined that the termination is considered as a change of control as of February 4, 2026, and that BiomX Israel should be deconsolidated from the Company’s consolidated financial statements. The Company does not expect to recover any significant value from its investment in BiomX Israel

As of February 4, 2026, following the deconsolidation, the assets and liabilities of Biomx Ltd. were no longer included in the Company’s consolidated balance sheet.

During the three months ended March 31, 2026, the Company recognized a gain from deconsolidation of Biomx Ltd. of approximately $1,860, which is included in net gain from deconsolidation.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 6 – DECONSOLIDATION OF BIOMX LTD (continued)

Balance sheet of Biomx Ltd. included in deconsolidation were as follows:

As of
February 4,
2026

Cash and cash equivalents	996
Other current assets	1,252
Fixed assets	157
Total assets	2,405

Current liabilities	4,265
Stockholders’ Equity (capital deficiency)	(1,860)
Total liabilities and capital deficiency	2,405

NOTE 7 – STOCKHOLDERS EQUITY

A.	Share Capital

Reverse Stock Split

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

Unless otherwise indicated, all amounts of issued and outstanding stock contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-19 2025 Reverse Stock Split for all prior periods presented. Proportional adjustments were also made to shares underlying outstanding equity awards, warrants and Redeemable Convertible Preferred Shares, and to the number of shares issued and issuable under the Company’s stock incentive plans and certain existing agreements.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as part of the Acquisition and the March 2024 PIPE, respectively.. During the years ended December 31, 2025 and 2024, 223 and 109,152 Redeemable Convertible Preferred Shares were converted into 1,174 and 574,484 shares of the Company’s Common Stock, respectively.

On January 13, 2026, the Company issued 3,300 shares of Series Y Convertible Preferred Stock to investors gross proceeds of $3.0 million. Between March 10 to March 17, 2026 all 3,300 Series Y shares converted in four tranches into 1,650,000 shares of Common Stock (see below)

January 2026 private placement:

On December 26, 2025, the Company entered into a Securities Purchase Agreement (the “2026 Private Placement “) with an investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a private placement transaction, an aggregate of 3,300 shares of the Company’s newly created Series Y Convertible Preferred Stock, par value $0.0001 per share (the “Series Y Preferred Stock”), convertible into up to 1,650,000 Common Stock shares, with an aggregate stated value of $3,300, together with warrants to purchase shares of the Company’s Common Stock, par value $0.0001 per share (the “Securities Purchase Agreement Warrants”), in exchange for aggregate gross proceeds to the Company of $3,000, before deducting placement agent fees and other offering expenses, subject to customary closing conditions. On January 13, 2026, following the satisfaction of the closing conditions, the Company consummated the private placement and received gross proceeds of $3,000 from the investor, and issued the Series Y Preferred Stock and Securities Purchase Agreement Warrants in accordance with the terms of the Securities Purchase Agreement.

Each share of Series Y Preferred Stock has a stated value of $1,000 and is convertible into shares of Common Stock. The initial conversion price was $2.00 per share of Common Stock, subject to customary adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar transactions. In addition, following receipt of stockholder approval as required under the applicable rules of NYSE American, the conversion price was reduced to equal the lower of (i) the conversion price, as defined in the Certificate of Designations, then in effect, and (ii) the closing sale price of the Common Stock on the trading day immediately prior to the date such stockholder approval is obtained.

Holders of Series Y Preferred Stock are entitled to receive dividends on the stated value of the Series Y Preferred Stock at a rate of 15% per annum, payable quarterly, at the Investor’s sole election, either in cash or shares of Common Stock, subject to adjustment as set forth in the Certificate of Designations. Except as otherwise required by law or as expressly provided in the Certificate of Designations, the Series Y Preferred Stock does not have voting rights. Each share of Series Y Preferred Stock will have a maturity of one year from the closing date.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 7 – STOCKHOLDERS EQUITY (continued)

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

On March 13, 2026, the Company and the Investor entered into an amendment to the Warrant (the “Warrant Amendment”), pursuant to which, the Investor and the Company agreed to (i) amend the term of the Warrant, such that the Warrant will expire on December 31, 2026, (ii) reduce the exercise price of the Warrant from $2.00 to $1.00 per share, and (iii) revise the method of determining the number of shares of Common Stock issuable upon a cashless exercise of the Warrant such that the number of shares of Common Stock issuable upon cashless exercise will be determined by reference, where applicable, to the lowest VWAP on the five (5) trading days immediately preceding the date on which the notice of exercise is submitted to the Company, rather than the VWAP on the day immediately preceding the date on which the notice of exercise is submitted. No proportional adjustment to the number of shares of Common Stock issuable upon exercise of the Warrants was made as a result of the Warrant Amendment. The value of the change in terms of warrant liability was calculated by the Company as income of $1,219 and was recorded to unaudited condensed consolidated financial statements of comprehensive loss.

Between March 11, 2026 and March 17, 2026, the Investor converted all 3,300 outstanding shares of Series Y Preferred Stock into 1,650,000 shares of Common Stock in accordance with the certificate of designation governing the Series Y Preferred Stock. Following such conversions, no shares of Series Y Preferred Stock remain outstanding.

On March 19, 2026, the Warrants were exercised in full at the amended exercise price of $1.00 per share, resulting in the issuance of 3,300,000 shares of Common Stock and aggregate gross proceeds to the Company of $3,300. Following such exercise, no Series Y Preferred Stock Warrants remained outstanding. As of March 31, 2026 the gross proceeds amounting to $3,300 have not yet been received and were used to fund the acquisition of 60% of DFSL on April 13, 2026 (see Note 11 below).

The Company accounts for the investor warrants as liabilities because certain provisions in the warrants, including Fundamental Transaction-related provisions, preclude equity classification under ASC 815-40. Accordingly, the warrants were initially recorded at fair value on the issuance date and are remeasured to fair value at each reporting date, with changes in fair value recognized in earnings.

In March 2026, in connection with the amendment of certain warrant terms, the Company remeasured the fair value of the warrant liabilities immediately before and immediately after the modification and recognized the resulting incremental fair value in unaudited condensed consolidated statements of comprehensive loss. In addition, immediately prior to the exercise of warrants in March 2026, the Company remeasured the related warrant liabilities to fair value and, upon exercise, reclassified the then-current fair value of the exercised warrants to additional paid-in capital.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 7 – STOCKHOLDERS EQUITY (continued)

The Company accounts for the Placement Agent Warrants as equity-classified awards. The Placement Agent Warrants were issued to the placement agent in connection with the January 2026 private placement as compensation for placement agent services. The Company measured the warrants at fair value on the grant date and recorded the corresponding amount in additional paid-in capital in accordance with ASC 718 “Compensation - Stock Compensation”.

The Company accounts for the Series Y Convertible Preferred Stock as temporary equity. The Series Y Preferred Stock contains redemption features, including a contractual maturity date and redemption rights that are not solely within the Company’s control. However, the Company determined that the holder’s conversion feature was substantive at issuance. As a result, the Series Y Preferred Stock is presented outside of permanent equity as temporary equity. The carrying amount is subsequently accreted to the redemption amount, with such accretion recognized as a deemed dividend. The Series Y Preferred Stock bears dividends at 15% per annum.

The Company also determined that the embedded conversion feature bifurcated from the host instrument. The embedded conversion derivative was initially recognized at fair value and is remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of comprehensive loss.

The fair value of the embedded conversion derivative was calculated using the Binomial Option Pricing Model. The assumptions used to perform the calculations for the issuance date and exercise date, are volatility of 113% and 166%, risk free rate of 4% and 4%, time to maturity of 1 year and 10 months, respectively.

The fair value of the embedded conversion derivative at issuance date was calculated at $1,886 and was recorded in the condensed consolidated statements of comprehensive loss as Day 1 loss.

In March 2026, immediately prior to the conversion of the Series Y Convertible Preferred Stock into common stock, the Company remeasured the embedded conversion derivative to fair value of $7,818 and changes in fair value were record in the condensed consolidated statements of comprehensive loss. Upon conversion, the carrying amount of the Series Y Convertible Preferred Stock and the fair value of the embedded conversion derivative were reclassified to stockholders’ equity.

The Company allocated the gross proceeds from the January 2026 private placement to the liability-classified investor warrants and to the embedded conversion derivative associated with the Series Y Convertible Preferred Stock, in each case based on their initial fair values, with no proceeds allocated to the Series Y Convertible Preferred Stock.

Issuance costs were recognized immediately in the condensed consolidated statements of comprehensive loss.

Warrants:

As of March 31, 2026, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

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
				1,154,462

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 7 – STOCKHOLDERS EQUITY (continued)

B.	Stock-based Compensation:

The Company accounted for the Agents Warrants under the scope of ASC 718-10 “Stock-Based Payment”, (“ASC 718-10”), and treated them as issuance costs of the March 2024 PIPE as the Company considers these Warrants as consideration for receipt of Private Placement Services.

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Three Months Ended March 31, 2026
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	150,387	$77.71	$-
Granted	-	-	-
Forfeited	107,579	36.68	-
Expired	1,712	32.53	-
Exercised	-	-
Outstanding at the end of period	41,096	92.45	$1
Exercisable at end of period	41,096	92.45
Weighted average remaining contractual life – years as of March 31, 2026	7.96

Warrants:

As of March 31, 2026, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants
Private Warrants issued to scientific founders*	November 27, 2017	-	-	16
Landlord Warrants	March 15, 2024	January 28, 2027	950.00	1,316
Agents Warrants	March 15, 2024	July 9, 2026	43.91	50,126
January 2026 private placement agent warrants	January 13, 2026	January 12, 2031	2.50	99,000
				150,458

*	In November 2017, BiomX Israel issued 298 warrants to its founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 7 – STOCKHOLDERS EQUITY (continued)

The following table sets forth the total stock-based payment expenses resulting from options, RSUs and warrants granted, included in the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

Research and development expenses, net	(647)	188
General and administrative	(1,281)	471
	(1,928)	659

Following the insolvency proceedings of BiomX Israel significantly all Company’s prior employees were dismissed and their unvested options forfeited. As of March 31, 2026, the Company recorded credit to its share based compensation expenses and debit to additional paid for such portion of the non-vested options.

NOTE 8 – BASIC AND DILUTED LOSS PER SHARE

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

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2026	2025 (*)
Basic and dilutedloss per share of common stock
Numerator:
Net loss	19,140	7,659
Preferred dividends on Series Y Convertible Preferred Stock	85	-
Numerator	19,225	7,659
Denominator:
Number of shares of common stock outstanding	2,357,591	1,093,177
Number of shares upon pre-funded warrants and A&R Warrants exercise	246,216	122,760
Number of shares upon Fully vested Warrants exercise	-	16
Total weighted-average number of shares of common stock, shares upon pre-funded warrants, A&R Warrants and Fully vested Warrants exercise used in computing basic and diluted loss per share	2,603,807	1,215,953
Basic and diluted loss per share of common stock	7.38	6.27

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 8 – BASIC AND DILUTED LOSS PER SHARE (continued)

The calculation of diluted loss per share for the three months ended March 31, 2026 and March 31, 2025, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025

Options	41,096	101,246	(*)
Warrants	959,704	959,704	(*)
Contingent shares	10,526	10,526	(*)
Redeemable Convertible Preferred Shares	776,383	777,553	(*)

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 7A.

NOTE 9 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company operates as a single operating segment. The Company’s chief operating decision-maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated Net loss and Operating loss to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company’s consolidated statements of operations, regularly reviewed by the Company’s CODM, include salaries and clinical trials expenses and presented below.

	Three months ended
	March 31
	2026	2025

Operating expenses:
Salaries and related expenses, other than share-based compensation	1,773	1,977
Clinical trials	95	3,626
Stock based compensation	(1,928)	659
Depreciation expenses	-	236
Insurance	843
Other segment items (*)	513	1,258
Total Operating expenses	1,296	7,756

(*)	Other segment items include all remaining costs necessary to operate the Company’s business, which primarily include external professional services, rent, insurance and other administrative expenses, and are presented net of grants received

The Company’s Property and equipment, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of March 31, 2026	As of December 31, 2025

Israel	-	5,791
United States	-	4,119
Total	-	9,910

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 10 – SUBSEQUENT EVENTS

1.	On March 31, 2026, the Company and Mandragola, entered into an Option and Undertaking Agreement (the “Option Agreement”), which was closed on April 2026,pursuant to which the Company was granted an exclusive and irrevocable option (the “Option”) to purchase 100% of Mandragola’s shareholdings in DR. Frucht Systems Ltd., an Israeli company (“DFSL”). The closing of the Option is subject to the closing by Mandragola on its agreement with DFSL and DFSL’s shareholder for the purchase, initially, by Mandragola of 60% of the issued and outstanding share capital of DFSL (the “DFSL Shareholdings”). Upon the closing by Mandragola of its acquisition of the DFSL Shareholdings, BiomX intends to contemporaneously close on the Option. The closing by Mandragola of the purchase of the DFSL Shareholdings is subject to standard closing conditions as well as the written confirmation and approval of the Israel Innovation Authority (“IIA”) to the transfer of ownership and control of DFSL contemplated under such agreement (which have net been received to the date of the approval of the financial statemenst). DFSL has previously received grants from the IIA for the development of its anti-drone technology.

On April 13, 2026, the Company entered into and simultaneously closed on a Stock Purchase & Assignment Agreement (the “SPA”) with Mandragola, pursuant to which the Company exercised the Option and purchased from Mandragola 100% of Mandragola’s shareholdings in DFSL, representing 60% of the issued and outstanding voting equity capital of DFSL on a fully diluted basis (the “Purchased Shares”). The closing of the SPA occurred simultaneously with its execution and delivery.

In consideration for the Purchased Shares, the Company agreed to the following consideration to Mandragola:

(i)	a cash payment of Seven Hundred Fifty Thousand Dollars ($750,000), of which Four Hundred Fifty Thousand ($450,000) was advanced by the Company;

(ii)	the issuance of an unsecured convertible promissory note in the principal amount of Three Million Dollars ($3,000,000) (the “Note”), convertible solely at the option of the Company into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a per share conversion rate of $12.00;

(iii)	the issuance of 923,000 shares of the Common Stock;

(iv)	the issuance of pre-funded warrants exercisable for 923,000 shares of Common Stock at a per share exercise price of $12.00(the “Pre-Funded Warrants”); and

(v)	the issuance of a five-year warrant exercisable for 3,692,000 shares of Common Stock at a per share exercise price of $12.00 (the “Five Year Warrant”).

The shares of Common Stock and the Common Stock issuable upon conversion of the Note and exercise of the Pre-Funded Warrants and Five Year Warrant is subject to obtaining approval of the Company’s stockholders (“Stockholder Approval”) as required by the applicable rules and regulations of the NYSE American LLC. The Company intends to use commercially reasonable efforts to obtain Stockholder Approval within one hundred twenty (120) days following the closing of the SPA.

Revenue Bonus

As additional consideration, the Company agreed that in the event that DFSL records annual revenues of Twenty-Five Million Dollars ($25,000,000) or more in any fiscal year on or after fiscal year 2027, Mandragola shall be entitled to a bonus payment equal to five percent (5%) of such recorded annual revenues for such fiscal year. The bonus is payable, at the sole discretion of the Company, in restricted shares of Common Stock (valued at the volume-weighted average price for the ten (10) trading days immediately preceding the date of payment) or cash, within sixty (60) days following the completion of DFSL’s audited financial statements for the applicable fiscal year.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 10 – SUBSEQUENT EVENTS (continued)

Credit Line Undertaking

Mandragola also agreed to provide to the Company a credit line in an amount and on terms to be mutually agreed upon, to be utilized for the development and expansion of the business of DFSL and the payment of DFSL’s third-party debts.

DFSL is a developer of proprietary LADAR (Laser Radar)–based detection systems for security, defense, and critical infrastructure applications. Its technology combines laser-based sensing with proprietary AI algorithms to detect and respond to both UAV and ground-based intruders. Founded in 1995 by Dr. Yaacov Frucht, a former senior research leader at Rafael Advanced Defense Systems, DFSL builds on defense-originated laser radar technology adapted for civilian and homeland security use. DFSL’s technology is deployed across four primary application areas: counter-UAS (drone detection and response), perimeter and border security (“virtual fencing”), wide-area 360-degree surveillance, and rail and metro safety systems. The platform has been deployed in both pilot and operational environments where reliable, low false-alarm detection is critical, including transportation infrastructure and defense-related settings.

2.	On April 10, 2026, the Company entered into and simultaneously closed a definitive Stock Purchase Agreement (the “SPA”) with Water IO Ltd. (“Water IO”), a publicly traded Israeli company listed on the Tel Aviv Stock Exchange, pursuant to which the Company acquired 100% of the issued and outstanding share capital of Zorro Net Ltd. (“ZorroNet”), an Israeli artificial intelligence defense technology company.

ZorroNet develops and deploys proprietary AI-powered computer vision and autonomous surveillance systems for defense, homeland security and critical infrastructure protection. Its smart software platform performs real-time autonomous threat detection, object recognition, perimeter intrusion identification and automated event-triggered response, with native integration into unmanned aerial systems (UAS/drones), alarm networks and command-and-control (C2) systems. ZorroNet’s technology is operationally deployed at Israel Defense Forces (IDF) bases, military security operations centers and critical national infrastructure sites, with active engagements with Elbit Systems Ltd (TASE/Nasdaq: ESLT) and other top Israel’s preeminent defense prime contractors.

As consideration, the Company issued to Water IO: (i) 1,300,000 shares of common stock; and (ii) a non-convertible promissory note in the amount of $1,250,000, bearing interest at the short-term applicable federal rate, payable July 7, 2026. The note is non-convertible and will not result in any additional dilution to existing stockholders.

The Company also assumed certain obligations to ZorroNet’s founders, including a performance-based earnout payable by March 31, 2027 equal to the greater of 125% of ZorroNet’s 2026 consolidated revenue or 8x 2026 consolidated EBITDA, and a commitment to retain key ZorroNet personnel for three years on no less favorable terms.

The Company has agreed to file a registration statement with the SEC within 45 days of closing covering the resale of the shares issued to Water IO.

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

General

BiomX Inc. is a Delaware corporation that was originally incorporated as a blank check company in 2017 under the name Chardan Healthcare Acquisition Corp. Following a business combination completed in October 2019, the Company operated as a clinical-stage biopharmaceutical company developing phage-based therapies targeting bacterial pathogens implicated in chronic diseases.

In December 2025, we discontinued the development of BX004, our lead phage product candidate for the treatment of chronic pulmonary infections in cystic fibrosis patients caused by Pseudomonas aeruginosa, and on December 16, 2025, the Company’s former Israeli operating subsidiary, BiomX Ltd., filed for insolvency proceedings in Israel. On January 25, 2026, the District Court of Tel-Aviv, Israel, appointed a trustee to BiomX Ltd. to handle the administration of the insolvency proceedings. As a result of these proceedings, we no longer control BiomX Ltd. and do not deem it to be part of our assets.

Adaptive Phage Therapeutics, LLC (“APT”), the Company’s wholly-owned Delaware subsidiary acquired in March 2024 has retained limited non-dilutive grant relationships associated with APT’s legacy BX011 program, patent rights related to the legacy phage therapy portfolio, and certain equipment and other tangible assets. The Company is evaluating strategic alternatives for these retained legacy assets, including potential commercialization, partnership, out-licensing or sale arrangements.

In the first quarter of 2026, the Company underwent a complete transition of its management team and Board of Directors, appointed Michael Oster as Chief Executive Officer and David Rokach as Chief Financial Officer, and adopted a new strategy focused on building a diversified portfolio of advanced defense, security, and critical infrastructure technologies. We have executed this strategy through a series of acquisitions and the establishment of new operating subsidiaries.

Also during the first quarter of 2026, the Company completed a series of capital structure events involving Pyu Pyu Capital LLC (“Pyu Pyu”). Between March 11, 2026 and March 17, 2026, Pyu Pyu converted all of its outstanding Series Y Convertible Preferred Stock (originally issued in December 2025 for aggregate gross proceeds of $3.0 million) into 1,650,000 shares of our Common Stock (a non-cash transaction). On March 13, 2026, the Company and Pyu Pyu amended the warrants held by Pyu Pyu to reduce the exercise price from $2.00 per share to $1.00 per share and shorten the warrant term to December 31, 2026. On March 19, 2026, Pyu Pyu exercised the warrants in full for cash, resulting in aggregate gross proceeds to the Company of approximately $3.3 million.

After the end of the quarterly period covered by this Quarterly Report, the Company completed two strategic acquisitions in April 2026. On April 10, 2026, the Company acquired 100% of the share capital of Zorro Net Ltd. (“Zorronet”). On April 13, 2026, the Company exercised an option (previously granted on March 31, 2026) and acquired 60% of the voting equity capital of Dr. Frucht Systems Ltd. (“DFSL”) on a fully diluted basis. The Company also formed X Security & Defense LTD (“X Security”) as a wholly-owned Israeli subsidiary focused on security, defense and first-response technologies. As a result, the Company currently operates through three principal subsidiaries: (i) DFSL, a majority-owned Israeli LADAR-based detection systems company; (ii) Zorronet, a wholly-owned Israeli AI-powered security platform company; and (iii) X Security, the newly-formed wholly-owned Israeli subsidiary. The condensed consolidated financial statements included in this Quarterly Report do not yet reflect the operations, assets, liabilities, results of operations or cash flows of DFSL or Zorronet, which became subsidiaries of the Company subsequent to March 31, 2026.

The Defense, Security, and Critical Infrastructure Field

The Company operates at the intersection of several rapidly growing sectors within the global defense, security, and critical infrastructure markets. The Company’s technology portfolio addresses the following key market segments:

Counter-Unmanned Aerial Systems (Counter-UAS). The proliferation of commercial and military drones has created an urgent demand for detection, tracking, and response systems capable of identifying and neutralizing unauthorized unmanned aerial vehicles. The global counter-UAS market has experienced rapid growth driven by increasing drone-based security threats to military installations, critical infrastructure, airports, and public venues worldwide. Governments and defense agencies across the globe have increased procurement of counter-drone solutions in response to asymmetric threats encountered in modern conflicts.

AI-Powered Command-and-Control and Video Analytics. Defense and security organizations increasingly require autonomous, AI-driven platforms capable of real-time threat detection, object recognition, anomaly identification, and automated response across networked sensor arrays and camera systems. The global command-and-control systems market and the video surveillance analytics market are expected to grow substantially through the end of the decade, driven by real-time situational awareness requirements in defense environments, smart city initiatives, and critical infrastructure protection mandates.

Perimeter Security and Border Defense. Physical and electronic perimeter security remains a priority for military installations, national borders, energy facilities, and high-value commercial assets worldwide. The trend toward “virtual fencing”—automated surveillance systems that provide continuous detection without physical barrier infrastructure—has accelerated as governments seek cost-effective alternatives to traditional perimeter solutions.

First-Response Technologies. The demand for advanced first-response technologies, including aerial firefighting systems and autonomous emergency response capabilities, has grown in response to the increasing frequency and severity of natural disasters, including large-scale wildfires, and the operational challenges these events pose for traditional firefighting and emergency response infrastructure.

Our Products and Technologies

Through its operating subsidiaries, the Company develops, deploys, and commercializes advanced detection, surveillance, autonomous response, and command-and-control technologies. The Company’s principal product platforms are described below.

DFSL — LADAR-Based Detection Systems

DFSL develops proprietary LADAR (Laser Radar)–based detection systems for security, defense, and critical infrastructure applications. DFSL was founded in 1995 by Dr. Yaacov Frucht, who had previously served as a senior research leader at Rafael Advanced Defense Systems Ltd., and has since independently developed its proprietary laser radar technology over more than three decades for civilian, homeland security, and defense applications. DFSL’s technology combines laser-based sensing with proprietary AI algorithms to detect and respond to both UAV and ground-based intruders, enabling high-precision detection and classification with reduced false positives compared to conventional LiDAR systems. DFSL has reported detection accuracy rates of up to approximately 99%. DFSL has previously received grants from the Israel Innovation Authority (“IIA”) for the development of its anti-drone technology.

DFSL’s platform is deployed across four primary application areas:

●	Counter-UAS (Drone Detection and Response) — detection of UAVs at extended ranges with near-zero false alarm rates, supporting military, homeland security, and critical infrastructure protection requirements.

●	Perimeter and Border Security (“Virtual Fencing”) — continuous, automated surveillance along borders, sensitive installations, and high-value assets, providing 360-degree intruder detection without physical barrier infrastructure.

●	Wide-Area 360-Degree Surveillance — broad-coverage detection for military bases, energy facilities, transportation hubs, and other high-priority sites requiring persistent monitoring.

●	Rail and Metro Safety Systems — track intrusion detection for rail and metro operators, enhancing public safety and reducing operational disruptions caused by unauthorized track access.

Zorronet — AI-Powered Security and Command-and-Control Platform

Zorronet develops and deploys artificial intelligence (AI) systems for perimeter security, defense, monitoring, and command-and-control applications. The company’s smart, dynamic software platform operates as an external software layer (“middleware”) that connects to deployed cameras, sensors, analytics systems, and robotic assets (such as drones), as well as to existing infrastructure. The platform performs real-time autonomous threat detection, object recognition, perimeter intrusion identification, and automated event-triggered response, with native integration into unmanned aerial systems (UAS/drones), alarm networks, and command-and-control (C2) systems.

Zorronet’s platform enables remote connection to endpoint devices and existing systems, performs continuous monitoring of data streams, and identifies anomalies using advanced processing algorithms that simulate human capabilities of detection, analysis, and prediction. The system performs real-time event analysis using Big Data principles and predictive analytics, operating autonomously to identify abnormal scenarios, generate targeted reports, route information, activate relevant response measures, and recommend courses of action—all efficiently, accurately, and without the need for continuous human intervention.

X Security & Defense — Security, Defense, and First-Response Technologies

X Security & Defense LTD. is a wholly-owned Israeli subsidiary focused on security, defense, and first-response technologies. The Company has committed to finance X Security & Defense’s 2026 operations with over $3 million from internal funds. For its initial transaction, the Company has signed a non-binding letter of intent with an unrelated third party to secure exclusive distribution rights in Israel for an advanced aerial firefighting system from a drone components and payload developer.

Sales, Marketing, and Distribution

The Company’s products and technologies are marketed and sold through a combination of direct sales to government and military customers, co-development arrangements with prime defense contractors, distribution agreements with strategic partners, and project-based engagements.

The Company generates revenues through a combination of (i) project-based engagements and product sales, including the sale and deployment of DFSL’s LADAR detection systems and Zorronet’s discrete project deliveries to defense prime contractors and end users; (ii) recurring software-as-a-service revenues from Zorronet’s deployed AI software platform, scaling with active customer deployments; (iii) co-development engagements with Israeli defense prime contractors, including Elbit Systems Ltd. and Rafael Advanced Defense Systems Ltd.; and (iv) cost-reimbursement government research and development contracts at APT, including the legacy contract with the Medical Technology Enterprise Consortium with respect to the BX011 program. X Security & Defense LTD. has not yet commenced commercial operations.

DFSL’s LADAR systems have been deployed in both pilot and operational environments, including transportation infrastructure and defense-related settings. The Company intends to leverage DFSL’s existing relationships and operational track record to expand deployments across counter-UAS, perimeter security, and rail safety applications.

Zorronet currently operates through direct engagement with defense prime contractors, military agencies, and security service providers. In December 2025, Zorronet signed a distribution agreement with KeepZone AI Inc. in the United States for the installation of crowd analytics systems at stadiums in Israel and Mexico in preparation for the 2026 World Cup. Zorronet also entered into an exclusive distribution agreement with MyTrade FZ LLC for marketing and sales of its products in the United Arab Emirates.

X Security & Defense is pursuing exclusive distribution rights in Israel for advanced aerial firefighting systems and intends to establish additional distribution channels for security and first-response products.

Customers

The Company’s customer base includes military and defense agencies, defense prime contractors, homeland security authorities, transportation operators, municipalities, energy companies, educational institutions, and commercial security providers. Key customer relationships include:

●	Zorronet has active projects with Elbit Systems Ltd. (TASE/Nasdaq: ESLT), including a NIS 500,000 pilot for AI-based camera analytics at an IDF base (received January 2026, expanded by an additional NIS 115,000 in February 2026), as well as approximately three classified projects with Rafael Advanced Defense Systems in the areas of border defense and command center upgrades.

●	Zorronet’s platform is currently installed and operational at three IDF base control rooms, a dedicated control room at Kibbutz Metzer, and a robotic monitoring center managing approximately 3,200 devices simultaneously across kibbutzim, moshavim, and industrial facilities.

●	Zorronet operates an autonomous monitoring center at Adirim Security Center serving construction sites, industrial facilities, and quarries.

●	DFSL’s LADAR systems have been deployed across transportation networks, critical infrastructure, and security-sensitive environments.

Manufacturing and Suppliers

DFSL’s LADAR-based detection systems are designed and developed in Israel. The systems incorporate proprietary laser-based sensing components and AI-driven software algorithms developed internally by DFSL. Manufacturing, assembly, and testing are principally performed at DFSL’s facilities in Israel, with certain components and sub-assemblies sourced from qualified third-party suppliers and contract manufacturers under DFSL’s supervision. Certain components used in DFSL’s systems may be sourced from third-party suppliers, and any disruption in the supply of such components could affect DFSL’s ability to deliver its systems on schedule.

Zorronet’s products are software-based and do not require traditional manufacturing. The Zorronet platform is developed and maintained by its in-house software development and AI engineering team based in Netanya, Israel. The platform is designed to integrate with commercially available hardware, including cameras, sensors, and robotic assets, which are procured from third-party suppliers as required for specific deployments.

Intellectual Property

The Company’s intellectual property consists of a combination of proprietary technologies, trade secrets, know-how, and software. The Company relies on trade secret protections, confidentiality agreements, and contractual restrictions to protect its intellectual property rights.

DFSL’s core intellectual property resides in its proprietary LADAR technology, including laser-based sensing systems and proprietary AI algorithms for detection, tracking, and classification of aerial and ground threats. DFSL’s technology was developed independently by DFSL since its founding in 1995 by Dr. Yaacov Frucht, who had previously served as a senior research leader at Rafael Advanced Defense Systems Ltd. The Company, based on its diligence and inquiries made of DFSL, is not aware of any continuing license, assignment, or contractual arrangement between DFSL and Rafael Advanced Defense Systems Ltd. with respect to the intellectual property underlying DFSL’s LADAR detection technology, and DFSL owns its intellectual property exclusively, subject to (a) restrictions and conditions imposed under the IIA Law in respect of know-how developed with IIA grant funding, as further described below, and (b) any restrictions imposed by Israeli defense export control laws. DFSL has previously received grants from the IIA for the development of its anti-drone technology, and certain of DFSL’s intellectual property may be subject to restrictions under the Encouragement of Research, Development and Technological Innovation in Industry Law, 5744-1984 (the “IIA Law”).

Zorronet’s primary intellectual property consists of its proprietary AI software platform, including algorithms for pattern-of-life analysis, anomaly detection, dynamic scenario generation, and autonomous operational response. Zorronet does not currently hold any registered patents and relies primarily on trade secret protections for its software and algorithms.

Legacy BioPharma Business

Our legacy Pharma business is conducted through our wholly-owned subsidiary Delaware subsidiary Adaptive Phage Therapeutics LLC. Patent rights have been retained. Limited non-dilutive grant relationships associated with APT’s legacy BX011 program have been retained.

The Company is exploring opportunities to commercialize the retained patent portfolio, including preliminary discussions with a pharmaceutical company regarding a potential collaboration.

Recent Developments

NYSE American Deficiency

On March 25, 2026, we received a written notice (the “Notice”) from the NYSE American LLC (the “NYSE American”) indicating that we are not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”) requiring a company to have stockholders’ equity of at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, Section 1003(a)(ii) of the Company Guide requiring a company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years and Section 1003(a)(iii) of the Company Guide requiring a company to have stockholders’ equity at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice also indicates that the Company is also not currently eligible for any exemption in Section 1003(a) of the Company Guide (including the exemption provided for companies with total value of market capitalization exceeding $50 million among other things).

In connection with our non-compliance with Section 1003(a)(i), Section 1003(a)(ii) and Section 1003(a)(iii), the Company was required to submit a plan (the “Plan”) to the NYSE American by April 24, 2026, advising of actions it has taken or will take to regain compliance with the continued listing standards by September 25, 2027. If the NYSE American determines to accept the Plan, the Company will be notified in writing and will be subject to periodic reviews, including quarterly monitoring for compliance with the Plan. If the Company does not submit a plan or if the Plan is not accepted, NYSE American will commence delisting proceedings. Furthermore, if the Plan is accepted but the Company is not in compliance with the continued listing standards by September 25, 2027, or if the Company does not make progress consistent with the Plan, the NYSE American will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

We submitted to NYSE American a compliance plan on April 24, 2026. As of the date of this report we have not received any update from NYSE American. There can be no assurance that our compliance plan will be accepted by NYSE American or that we will be able to regain compliance within the required timeframe. If our Common Stock is delisted from NYSE American, it could significantly impair the liquidity and market value of our securities, reduce the ability of our stockholders to purchase or sell shares, limit our ability to raise additional capital through public offerings, and adversely affect the perception of our Company among investors, customers, and business partners. Delisting could also trigger defaults or acceleration provisions under our outstanding convertible notes and other instruments, which could have a material adverse effect on our financial condition.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months ended March 31,
	2026	2025
	USD in thousands
Research and development (“R&D”) expenses, net	(315)	5,250
General and administrative expenses	1,611	2,506
Operating loss	(1,296)	(7,756)
Other expenses (income)	147	(6)
Net gain from deconsolidation of subsidiary	1,860	-
Interest expenses	(192)	(5)
Day one loss upon entering transaction	(5,226)	-
Loss (income) from change in derivatives financial instruments measured at fair value	(14,056)	914
Finance income, net	(377)	(805)
Loss (income) before tax	(19,140)	(7,658)
Tax expenses	-	(1)
Net loss (income)	(19,140)	(7,659)
Basic and diluted loss per share of Common Stock	(7.38)	(6.27)
Weighted average number of shares used in computing basic and diluted loss per share of Common Stock	2,603,807	1,215,953

R&D expenses, net were $(0.3) million for the three months ended March 31, 2026, compared to $5.3 million for the three months ended March 31, 2025. The decrease of approximately $5.6 million was primarily attributable to (i) the reversal of previously recognized stock-based compensation expense following the cancellation of unvested awards held by departing employees of BiomX Israel, (ii) the discontinuation of the Phase 2b clinical trial of BX004 in December 2025 and the associated wind-down of program activities, and (iii) the deconsolidation of BiomX Ltd. effective February 4, 2026. Following the discontinuation of the BX004 program and the deconsolidation of BiomX Ltd., the Company does not anticipate further grant-funded R&D under the MTEC Base Agreement and is evaluating strategic alternatives with respect to the MTEC-funded technology.

General and administrative expenses were $1.6 million for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025. The decrease of approximately $0.9 million was primarily attributable to the reversal of previously recognized stock-based compensation expense following the cancellation of unvested awards held by departing employees of BiomX Israel as described above, partially offset by increase in insurance and management compensation of former management which was paid out in the first quarter of 2026.

As a result of the foregoing, operating loss was $1.3 million for the three months ended March 31, 2026, compared to $7.8 million for the three months ended March 31, 2025, a decrease of approximately 83%.

Day 1 loss upon entering transaction was $5.2 million for the three months ended March 31, 2026, attributable to the issuance date fair value of the warrants and embedded conversion derivative issued in connection with the January 2026 private placement of Series Y Convertible Preferred Stock and accompanying warrants. There was no comparable amount in the three months ended March 31, 2025.

Loss from change in fair value of derivatives was $14.1 million for the three months ended March 31, 2026, compared to income from change in fair value of derivatives of $0.9 million for the three months ended March 31, 2025. The change was primarily attributable to the warrants and embedded conversion derivative issued in connection with the January 2026 private placement of Series Y Convertible Preferred Stock and the increase in the trading price of the Common Stock between the issuance date of the warrants issued in the January 2026 private placement and the exercise date in March 2026, which increased the fair value of the liability-classified warrants prior to their exercise.

Finance expense, net, was $0.4 for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. The decrease was primarily attributable reduction in transaction costs in the quarter ended March 31, 2025 which consisted of transaction costs incurred in connection with the February 2025 compared to transaction costs incurred in connection with the January 2026 private placement of Series Y Convertible Preferred Stock.

Net gain from deconsolidation of subsidiary was $1.9 million for the three months ended March 31, 2026, attributable to the deconsolidation of BiomX Ltd. following the commencement of insolvency proceedings in December 2025 and the appointment of a Trustee to BiomX Ltd. by the District Court of the Central District in Lod, Israel on January 25, 2026. As of February 4, 2026, following the deconsolidation, the assets and liabilities of BiomX Ltd. were no longer included in the Company’s consolidated balance sheet. There was no comparable amount in the three months ended March 31, 2025.

Net loss was $19.1 million for the three months ended March 31, 2026, compared to $7.7 million for the three months ended March 31, 2025. The increase in net loss was primarily attributable to the non-cash warrant-related charges recognized in the three months ended March 31, 2026 (consisting of the $5.2 million Day 1 loss upon issuance of the January 2026 warrants and embedded conversion derivative and the $14.1 million loss from change in fair value of the liability-classified warrants prior to their exercise in March 2026), partially offset by the $1.9 million net gain on the deconsolidation of BiomX Ltd. and the $6.5 million decrease in operating loss between the periods.

Basic and diluted loss per share of Common Stock was $(7.38) for the three months ended March 31, 2026, compared to $(6.27) for the three months ended March 31, 2025 (as retroactively adjusted to reflect the 1-for-19 reverse stock split effected on November 25, 2025). The decrease in loss per share was primarily attributable to the increase in the weighted average number of shares of Common Stock outstanding from 1,215,953 shares for the three months ended March 31, 2025 to 2,603,807 shares for the three months ended March 31, 2026, more than offsetting the increase in net loss between the periods.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and restricted cash of approximately $5.0 million, and a stockholders’ capital deficiency of approximately $1.3 million. As of March 31, 2026, we had cash, cash equivalents and restricted cash of approximately $1.2 million.

On July 7, 2026, the $1.25 million non-convertible promissory note issued to Water IO Ltd. in connection with the ZorroNet Acquisition described in Note 13 is scheduled to mature. Repayment of this obligation when due may require the Company to draw upon other sources of liquidity, including under the Mandragola Credit Line.

During the three months ended March 31, 2026, warrants held by Pyu Pyu in the gross amount of approximately $3.3 million were exercised by assignees of Pyu Pyu on March 19, 2026, following the amendment of those warrants on March 13, 2026 to reduce the exercise price from $2.00 per share to $1.00 per share and shorten the warrant term to December 31, 2026. At the request of the Company, the warrant exercise proceeds were remitted in April 2026, directly to Mandragola and to DFSL in order to pay in part the cash component of the DFSL acquisiton and  to satisfy the $3 million note that Mandraola paid to DFSL as part of the acquisition. In addition, between March 11, 2026 and March 17, 2026, Pyu Pyu converted all of its outstanding Series Y Convertible Preferred Stock into 1,650,000 shares of our Common Stock, which conversion was non-cash. We did not make any sales of Common Stock under our 2023 ATM Agreement (as defined below) during the three months ended March 31, 2026.

On April 10, 2026, we completed the acquisition of Zorronet in exchange for 1,300,000 shares of our Common Stock and a non-convertible promissory note in the principal amount of $1,250,000 maturing July 7, 2026, plus the assumption of an earnout payment obligation payable not later than March 31, 2027 and certain key-employee retention commitments. On April 13, 2026, we exercised our option and acquired a 60% interest in DFSL in consideration for $750,000 in cash (of which $450,000 had been previously advanced), which cash consideration was funded in part with proceeds received in April 2026 from the warrant exercises described above, an unsecured convertible promissory note in the principal amount of $3,000,000, pre-funded warrants and five-year warrants exercisable for shares of our Common Stock, and a revenue-based bonus right, in each case subject in part to stockholder approval under NYSE American rules. In connection with the DFSL acquisition, Mandragola agreed to provide a credit line on mutually agreed terms to support DFSL’s development and debt payments. We have also committed to fund X Security’s 2026 operations with over $3.0 million from internal funds.

Several outstanding instruments may dilute existing stockholders and affect our future liquidity and capital structure. As of March 31, 2026, the Company had 147,512 shares of Series X Redeemable Convertible Preferred Stock outstanding, which are convertible into shares of our Common Stock at a conversion ratio of approximately 5.265 shares of Common Stock per share of Series X (or approximately 776,648 shares of Common Stock in the aggregate). Following the April 13, 2026 acquisition of DFSL, the Company is obligated, subject to stockholder approval under NYSE American rules and within 120 days of closing, to seek the stockholder approvals required to issue Common Stock above the 19.99% threshold in connection with the Mandragola convertible note (principal amount of $3,000,000), the Mandragola pre-funded warrants and the Mandragola five-year warrant. There can be no assurance that such stockholder approvals will be obtained, and a failure to obtain such approvals could affect the availability of the Mandragola credit line and the Company’s ability to satisfy its obligations to Mandragola.

On May 13, 2026, the Company and Mandragola entered into a Line of Credit Agreement establishing a revolving line of credit of up to $2,000,000 (the "Credit Line") available to the Company or any operating subsidiary, including DFSL and ZorroNet. Each advance is evidenced by a convertible promissory note bearing simple annual interest at 12% and convertible into shares of the Company's Common Stock at the closing price of the Common Stock on the trading day immediately preceding delivery of the notice of conversion. The maturity date of each Credit Line Note is May 13, 2029. The parties agreed that prior advances made by Mandragola in respect of the DFSL Acquisition are deemed to be advances within the Credit Limit. As additional consideration for making the Credit Line available, the Company also issued to Mandragola a five-year warrant to purchase up to 2,000,000 shares of Common Stock at an exercise price of $12.00 per share, which warrant includes a cashless exercise feature. The issuance of shares of Common Stock upon exercise of the warrant is subject to obtaining stockholder approval as required by the applicable rules and regulations of the NYSE American LLC. The Company intends to use commercially reasonable efforts to obtain such stockholder approval as promptly as practicable. The Audit Committee approved the Credit Line as a related party transaction on the basis that Mandragola is a holder of more than 5% of the Company's outstanding Common Stock following the closing of the DFSL Acquisition

Our principal sources of liquidity for the foreseeable future are expected to include operating revenues from our new operating subsidiaries, proceeds from any future capital raises (including under any future at-the-market offering program), the Mandragola credit line entered into on May 13, 2026, non-dilutive government grants associated with retained legacy assets, and cost-discipline measures at the parent-company level. Because our new operating subsidiaries Zorronet and DFSL only became consolidated subsidiaries in April 2026, the financial statements included in this Quarterly Report do not yet reflect their performance. The Company expects that the operating results and cash flows of these businesses, and we expect those results to begin appearing in the Company’s consolidated financial statements beginning in the second quarter of 2026.

Our ability to raise additional capital, including under any contemplated future at-the-market offering program, is subject to market conditions, the trading price and trading volume of our Common Stock, our public float, the rules of the NYSE American (including with respect to the issuance of shares in excess of 19.99% of our outstanding Common Stock), and other factors outside of our control. We have implemented, and intend to continue, cost-discipline measures at the parent-company level. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to support and expand our business, integrate our recently acquired operating subsidiaries, and respond to business challenges could be significantly limited. As a result of the foregoing, management believes that there is substantial doubt as to our ability to continue as a going concern. Based on the Company’s current cash and projected operating needs, management believes the Company’s funds will be sufficient to fund operations only for the next several months following the date of issuance of the condensed consolidated interim financial statements.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	USD in thousands
Net cash used in operating activities	(5,414)	(8,712)
Net cash provided by investing activities	(996)	51
Net cash provided by financing activities	2,623	11,913
Net increase (decrease) in cash and cash equivalents	(3,787)	3,252
Effect of exchange rate changes on cash and cash equivalents and restricted cash	-	3

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $5.4 million, primarily driven by the net loss for the period of $19.1 million, adjusted for non-cash items including the $14.1 million loss from change in fair value of liability-classified warrants, the $5.2 million Day 1 loss recognized upon issuance of the January 2026 warrants, and $0.2 million of value attributable to warrants issued in connection with the private placement, partially offset by the $1.9 million reversal of previously recognized stock-based compensation expense and the $1.9 million gain on deconsolidation of BiomX Ltd. Operating cash flows were further affected by an increase in other current assets of $1.4 million and a decrease in other accounts payable of $1.2 million, partially offset by an increase in trade accounts payable of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $8.7 million , primarily driven by our R&D, general and administrative expenses, as well as changes in our operating assets and liabilities of $1.0 million. Non-cash charges for the three months ended March 31, 2025 consisted primarily of income from change in fair value of warrants of $0.9 million, stock-based compensation expenses of 0.7 million and depreciation expenses of $0.2 million. Net changes in our operating assets and liabilities consisted primarily of a decrease in trade accounts payable of $0.2 million, as well as a decrease in other accounts payable of $1.1 million and a decrease in other current assets of $0.2 million.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $1.0 million, consisting of the cash and cash equivalents derecognized upon the loss of control of BiomX Ltd. on February 4, 2026.

During the three months ended March 31, 2025, net cash provided by investing activities was approximately $51 thousand, consisting of proceeds from the sale of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $2.6 million, consisting of net proceeds from the January 2026 private placement of Series Y Convertible Preferred Stock and accompanying warrants. The Company also received $3.3 million of gross proceeds from the exercise of warrants by the holder of the Series Y Convertible Preferred Stock on March 19, 2026; as of March 31, 2026, those proceeds were recorded as a receivable on account of shares in the Company’s condensed consolidated balance sheets and were collected after the period end.

Going Concern

The Company has incurred significant losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $236.0 million as of March 31, 2026. The Company expects to continue to incur losses for the foreseeable future. Management believes that the Company’s current funds, including the $3.0 million in gross proceeds raised in January 2026 from the issuance of Series Y Convertible Preferred Stock and the $3.3 million in gross proceeds raised in March 2026 from the cash exercise of the warrants issued in connection with the Series Y Convertible Preferred Stock, together with revenue and cash flows expected to be generated by the Company’s recently acquired operating subsidiaries DFSL and ZorroNet will be sufficient to fund operations only for the next several months from the date of issuance of the condensed consolidated interim financial statements. The Company’s ability to continue as a going concern depends on its ability to obtain additional financing or to generate sufficient operating cash flows from its newly acquired subsidiaries, neither of which can be assured. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated interim financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of these uncertainties.

Outlook

We have incurred an accumulated deficit of approximately $236.0 million as of March 31, 2026, compared with approximately $216.9 million as of December 31, 2025, substantially all of which is attributable to our legacy phage therapy operations and pre-restructuring corporate expenses. To date, we have not generated material revenue from operations. Our cash needs are expected to increase as we integrate our recently acquired operating subsidiaries and fund the launch of X Security. We expect to generate revenues from the sale and deployment of DFSL’s LADAR-based detection systems, from project-based and recurring software-as-a-service engagements at Zorronet, and from X Security’s contemplated distribution arrangements, beginning in the second quarter of 2026. We also expect to receive non-dilutive grant funding associated with APT’s legacy BX011 program. There can be no assurance, however, that revenue generated during 2026 will exceed our cost of operations.

Consistent with our anticipated near-term operating losses, we expect to continue to incur losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, the integration of the new operating subsidiaries, and the build-out of X Security through future issuances of public or private equity, issuance of debt securities, the pending Mandragola credit line, and possibly additional grants from the Israel Innovation Authority, the Medical Technology Enterprise Consortium (“MTEC”), or other government or non-profit institutions. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market demand for our securities, the trading price and trading volume of our Common Stock, our compliance with the continued listing standards of the NYSE American, the dilutive impact of any contemplated offering on existing stockholders, and the timing and outcome of any NYSE Regulation review of our compliance posture under Sections 1003(a) and 1003(c) of the NYSE American Company Guide.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates in the Company’s financial statements for the three months ended March 31, 2026 relate to the valuation and accounting classification of the Series Y Convertible Preferred Stock and the warrants issued in connection therewith and the valuation of other financial instruments fair value. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as described in the notes to our condensed consolidated interim financial statements with respect to the accounting for the Series Y Convertible Preferred Stock and accompanying warrants and the deconsolidation of BiomX Ltd.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to consult with appropriate third party consultants as to necessary remedial measures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, we deconsolidated our former Israeli operating subsidiary, BiomX Ltd., from our consolidated financial statements, as further described in Note 6 to our condensed consolidated interim financial statements. As a result of the deconsolidation, the personnel, processes and systems of BiomX Ltd. are no longer within the scope of our internal control over financial reporting on a prospective basis. Other than the foregoing, there has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings, other than as described below and in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On December 16, 2025, our former operating subsidiary, BiomX Ltd. (“BiomX Israel”), commenced insolvency proceedings in [the District Court in Tel Aviv-Jaffa]. On January 25, 2026, the court appointed a trustee over BiomX Israel. As a result of the appointment of the trustee and the related loss of control over BiomX Israel, we deconsolidated BiomX Israel effective February 4, 2026. As of March 31, 2026, our condensed consolidated balance sheet reflects a balance of approximately $1.3 million due to BiomX Israel, which may become subject to claims asserted by the trustee in the course of the insolvency proceedings. We are not able at this time to assess the likely outcome of the proceedings or to estimate the amount or range of any loss that may result. See Note 1 to the condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, including in the section captioned “Cautionary Statement Regarding Forward-Looking Information” above, you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2025 10-K, as updated and supplemented by the risk factors relating to the Company’s strategic transition and new business focus set forth in the May 5 8-K. These risks could materially affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of the Common Stock.

Other than as set forth in the May 5 8-K and as supplemented by the disclosures contained elsewhere in this Quarterly Report (including with respect to the Company’s NYSE American continued listing matters, the Company’s going-concern conclusion, the integration of the recently acquired operating subsidiaries, and the matters described in “Liquidity and Capital Resources” above), there have been no material changes to the risk factors set forth in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIOMX INC.

Date: May 20, 2026	By:	/s/ Michael Oster
	Name:	Michael Oster
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ David Rokach
	Name:	David Rokach
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)