Form 10-Q
period 2026-06-30
BiomX Inc.
filed 2026-08-19
CIK 1739174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 18, 2026, the registrant had 26,723,870 shares of common stock, $0.0001 par value per share, issued and outstanding.

BIOMX, INC.

Form 10-Q

June 30, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our strategic transition to the defense, security and critical infrastructure technology markets, the integration and expected performance of our recently acquired subsidiaries, our future results of operations and financial position, business strategy, prospective products and services, the expected outcome of the insolvency proceedings of BiomX Ltd. and the anticipated Chapter 7 filing of Adaptive Phage Therapeutics, LLC, our ability to regain compliance with the continued listing standards of the NYSE American, our ability to obtain stockholder approvals required by the rules of the NYSE American, our expectations regarding our ability to raise capital, including under our at-the-market offering program, and our ability to continue as a going concern, are forward-looking statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.

Factors that may cause actual results to differ materially from current expectations include, among other things, those described in Part II, Item 1A “Risk Factors” of this Quarterly Report, in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026, as amended by Amendment No. 1 thereto filed on April 30, 2026 (as so amended, the “2025 10-K”), and in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026 (the “May 5 8-K”). Any forward-looking statement in this Quarterly Report speaks only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ii

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	347	4,360
Restricted cash	-	595
Short term investments	225	-
Property and equipment, held for sale	-	157
Trade receivables	327	-
Other current assets	1,517	463
Total Current assets	2,416	5,575

Non-current Assets
Property and Equipment, Net	101	-
Right Of Use asset arising from operating lease and deposits	21	-
Goodwill & intangible assets	25,422	-
In-process Research and development (“IPR&D”) asset	208	208
Funds in respect of employee rights upon terminations	18	-
Total Non-current assets	25,770	208
Total assets	28,186	5,783
Liabilities and Stockholders’ equity (deficit)
Current Liabilities
Short term bank credit	210	-
Trade account payables	908	3,120
Balance due to Biomx Ltd	1,254	-
Loans payable - related parties	887	-
Contingent consideration	1,695	-
Promissory notes	2,009	-
Warrant liability issued as consideration for subsidiary acquisition	2,082	-
Current portion of lease liabilities	8	1,436
Other account payables	1,127	1,823
Total current liabilities	10,180	6,379

Non-current Liabilities
Long term loans, net of current portion	247	-
Right Of Use liabilities arising from operating lease	13	-
Severance pay liability	36
Warrants	87	706
Total non-current liabilities	383	706
Total liabilities	10,563	7,085
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value; Authorized - 1,000,000 shares as of June 30, 2026 and December 31, 2025. Issued and outstanding – 51,598 as of June 30, 2026 and 147,512 shares as of December 31, 2025.	6,512	18,617
Common stock, $0.0001 par value (“Common Stock”); Authorized - 750,000,000 shares as of June 30, 2026 and December 31, 2025. Issued and outstanding – 12,590,641 and 1,593,703 as of June 30, 2026 and December 31, 2025, respectively.	8	7
Receivables on account of shares	(300)	-
Additional paid-in capital	244,474	196,970
Accumulated deficit	(239,808)	(216,896)
Foreign currency translation adjustments	(21)	-
Total Company’s stockholders’ equity (deficit)	10,865	(1,302)
Non-controlling interests	6,758	-
Total Stockholders’ equity (deficit)	17,623	(1,302)
Total liabilities and Stockholders’ equity (deficiency)	28,186	5,783

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Six months ended			Three months ended
	June 30			June 30
	2026	2025		2026	2025

Revenues	332	-		332	-
Cost of revenues	235	-		235	-
Gross profit	97	-		97	-

Operating expenses:
Research and development (“R&D”) expenses, net	(187)	10,264		128	5,014
General and administrative expenses	6,994	4,925		5,383	2,419
Operating loss	6,710	15,189		5,414	7,433

Other expenses (income)	(141)	76		5	70
Net gain from deconsolidation of subsidiary	(1,860)	-		-	-
Loss (income) from change in derivatives financial instruments measured at fair value	12,458	(2,412)		(1,598)	(1,498)
Interest expenses	211	10		20	5
Interest expense - related parties	5	-		5	-
Day one loss upon entering transaction	5,226	-		-	-
Finance expense, net	377	830		-	25
Net loss before tax	22,986	13,693		3,846	6,035
Tax expenses	-	3		-	2
Net loss	22,986	13,696		3,846	6,037
Net loss attributable to non-controlling interests	74	-		74	-
Net loss attributable to the Company’s stockholders	22,912	13,696		3,772	6,037
Net loss	22,986	13,696		3,846	6,037

Basic and diluted loss per share of Common Stock	3.56	9.55	(*)	0.37	3.66	(*)
Weighted average number of shares used in computing basic loss per share of Common Stock	6,479,738	1,434,212	(*)	10,313,076	1,647,810	(*)

Comprehensive loss:
Net loss	22,986	13,696		3,846	6,037
Other comprehensive income (loss) - Foreign currency translation adjustments	7	-		7	-
Comprehensive loss	22,993	13,696		3,853	6,037
Net - loss attributable to non-controlling interests	74	-		74	-
Other comprehensive income (loss) attributable to non-controlling interests -foreign currency translation adjustments	(14)	-		(14)	-
Comprehensive loss attributable to the Company’s stockholders	23,053	13,696		3,913	6,037

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 8A.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S, dollars in thousands, except share and per share data)

	Series Y Redeemable Convertible Preferred Shares		Series X Redeemable Convertible Preferred Shares		Common stock		Additional	Accumulated Other		Receivables	Non-	Total stockholders’
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Comprehensive Income (Loss)	Accumulated deficit	on account of shares	Controlling interests	equity (deficit)

BALANCE AT DECEMBER 31, 2025	-	-	147,512	18,617	1,593,703	7	196,970	-	(216,896)	-	-	(1,302)
								-
Issuance of Series Y Convertible Preferred Stock	3,300	-	-	-	-	-	-	-	-	-	-	-
Preferred dividends on Series Y Convertible Preferred Stock	-	85	-	-	-	-	(85)	-	-	-	-	-
Conversion of Series Y Convertible Preferred Stock into common stock	(3,300)	(85)	-	-	1,650,000	*	85	-	-	-	-	-
Exercise of warrants into common stock	-	-	-	-	3,300,000	*	16,785	-	-	(3,300)	-	13,485
Reclassification of embedded conversion derivative upon conversion of Series Y Convertible Preferred Stock	-	-	-	-	-	-	7,818	-	-	-	-	7,818
Share based compensation	-	-	-	-	-	-	(1,742)	-	-	-	-	(1,742)
Comprehensive loss for the period	-	-	-	-	-	-	-	-	(19,140)	-	-	(19,140)
BALANCE AT MARCH 31, 2026	-	-	147,512	18,617	6,543,703	7	219,831	-	(236,036)	(3,300)	-	(881)
Share based compensation	-	-			1,380,000	1	3,987	-	-	-	-	3,988
Issuance of shares for investment in Zorronet	-	-			1,300,000	*	3,757	-	-	-	-	3,757
Issuance of warrants and shares for investment in DFSL	-	-			923,000	*	4,124	-	-	-	-	4,124
Issuance of shares as partial payment of promissory note	-	-			1,013,637	*	379	-	-	-	-	379
Issuance of Common Stock under At the Market Sales Agreement, net of $ 39 issuance costs	-	-			793,005	*	291	-	-	-	-	291
Offset of promissory note	-	-						-		3,000	-	3,000
Subsidiaries consolidation for the first time	-	-						-			6,818	6,818
Foreign currency translation adjustments	-	-						(21)			14	(7)
Conversion of A&R Warrants	-	-			132,484	*	*	-				-
Conversion of Series X Redeemable Convertible Preferred Shares	-	-	(95,914)	(12,105)	504,812	*	12,105	-
Loss for the period ended June 30, 2026	-	-	-	-	-	-	-		(3,772)	-	(74)	(3,846)
BALANCE AT JUNE 30, 2026	-	-	51,598	6,512	12,590,641	8	244,474	(21)	(239,808)	(300)	6,758	17,623

(*)	Less than $1.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY (continued)

(U.S, dollars in thousands, except share and per share data)

	Redeemable Convertible Preferred Shares		Common stock		Additional		Total Stockholder’
	Number of shares	Amount	Number of shares (**)	Amount	paid-in capital	Accumulated deficit	equity (capital deficiency)

BALANCE AT DECEMBER 31, 2024	147,735	18,645	18,176,661	6	186,194	(180,697)	24,148

Issuance of Common Stock, Registered Pre- Funded Warrants and Private Pre-Funded Warrants under the February 2025 SPA, net of issuance costs	-	-	2,828,283	*	878	-	878
Issuance of Common Stock under Inducement Letter Agreements	-	-	3,961,109	1	6,472		6,473
Stock-based compensation expenses	-	-			659		659
Net loss	-	-				(7,659)	(7,659)
BALANCE AT MARCH 31, 2025	147,735	18,645	24,966,053	7	194,203	(188,356)	24,499

Exercise of Private Pre-Funded Warrants and Common Warrants			1,202,314	*	2		2
Issuance of Common Stock upon restricted stock units vesting			274,890	*			*
Stock-based compensation expenses					696		696
Net loss						(6,037)	(6,037)
BALANCE AT JUNE 30, 2025	147,735	18,645	26,443,257	7	194,901	(194,393)	19,160

(*)	Less than $1.
(**)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 8.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Six months ended
	June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(22,986)	(13,696)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5	528
Stock-based compensation	2,059	1,355
Finance income, net	382	247
Revaluation of contingent consideration	-	3
Loss (income) from change in fair value of liability-classified warrants	12,458	(2,412)
Day one loss upon entering transaction	5,226
Private Placement Warrants issuance cost	186	-
Gain from deconsolidation of subsidiary	(1,860)	-
Changes in balance of severance pay fund	1	-

Changes in operating assets and liabilities:
Loss from sale and disposal of fixed assets, net	-	165
Decrease (increase) in trade receivables	511	-
Other current assets	(1,419)	1,096
Trade accounts payable	422	294
Other accounts payable and current portion of lease liabilities	(1,572)	(2,404)
Net change in operating leases	3	3
Net cash used in operating activities	(6,584)	(14,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short term securities - net	(176)	-
Cash used in purchase of subsidiaries, net	(378)	-
Decrease in cash as a result of deconsolidation of subsidiary	(996)	-
Purchase of fixed assets	(2)	-
Proceeds from sale of property and equipment	-	109
Net cash provided by (used in) investing activities	(1,552)	109

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock under February 2025 SPA	-	996
February 2025 SPA issuance costs	-	(118)
Issuance of Common Warrants under February 2025 SPA	-	4,531
Issuance of Common Stock under Inducement Letter Agreements	-	6,473
Proceeds from related party loan	656	-
Proceeds from issuance of preferred share and warrants under January 2026 private placement, net of issuance costs	2,622	-
Short-term bank credit	7	-
Pre-Funded Warrants and Common Warrants exercise	-	2
Issuance of Common Stock under At the Market Sales Agreement, net of $39 issuance costs	291	-
Repayment of long-term loans	(48)
Net cash provided by financing activities	3,528	11,884

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,608)	(2,828)

Effect of exchange rate changes on cash and cash equivalents	-	39

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	4,955	17,975

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	347	15,186

BIOMX INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

RECONCILIATION OF AMOUNTS ON CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	347	14,046
Restricted cash	-	1,140
Total cash and cash equivalents and restricted cash	347	15,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	5	10
Taxes paid	-	3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases included in other accounts payable and trade accounts payable	-	2
Accrued Preferred dividends on Series Y Convertible Preferred Stock	85	-
Exercise of warrants into common stock	16,785	-
Conversion of Series Y Convertible Preferred Stock into common stock	85	-
Reclassification of embedded conversion derivative upon conversion of Series Y Convertible Preferred Stock	7,818	-

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

In December 2025, BiomX Israel commenced insolvency proceedings in Israel, following the announcement on December 8, 2025, of its discontinuation of the ongoing Phase 2b clinical trial of nebulized phage therapy BX004 in patients with cystic fibrosis associated with chronic Pseudomonas aeruginosa infections. As a result, BiomX Israel implemented cost-cutting measures including a significant reduction in workforce. On January 25, 2026, the Central District Court in Lod, Israel, appointed a trustee (the “Trustee”) to BiomX Israel to handle the administration of the insolvency proceedings. See further information in Note 6.

Following the discontinuation of the Company’s Phase 2b clinical trial of BX004 and the commencement of insolvency proceedings with respect to BiomX Israel, the Company began transitioning its strategic focus to the defense, security and critical infrastructure technology markets.

During the first half of 2026, the Company underwent significant changes in management, capital structure and business operations. The Board of Directors and executive management team were reconstituted, including the appointment of a new Chief Financial Officer effective February 27, 2026 and a new Chief Executive Officer effective March 4, 2026. In January 2026, the Company completed a private placement of Series Y Convertible Preferred Stock and related warrants. During March 2026, all outstanding Series Y Convertible Preferred Stock was converted into Common Stock and the related investor warrants were exercised. In April 2026, the Company completed the acquisitions of ZorroNet and a 60% controlling interest in DFSL. The Company also established X Security & Defense Ltd., a wholly owned Israeli subsidiary focused on security, defense and first-response technologies. See Notes 7 and 11.

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

The Company has incurred significant losses and negative cash flows from operations and incurred an accumulated deficit of 239,808 thousands Dollar as of June 30, 2026. The Company expects to continue to incur operating losses and require additional financing as it integrates its acquired businesses and executes its strategic plan. The Company plans to continue to fund its operations, through issuance of debt and/or equity securities, loans, or other alternatives.

Management believes that its current funds, together with the proceeds from the Company’s ATM program discussed below in Note 8, and revenues expected to be generated by DFSL and ZorroNet will be sufficient to fund its operations only for the next several months following the issuance date of these financial statements. The Company’s ability to raise capital is subject to market conditions and other aspects, which may affect the terms and availability of such funding and there is no assurance that the Company will be successful in such processes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of such circumstances.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

The financial information contained in this report should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2025. Except for the accounting policies described in Note 2, the significant accounting policies adopted and used in the preparation of the financial statements are consistent with those of the previous financial year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company consolidates ZorroNet and DFSL from April 10, 2026 and April 13, 2026, respectively, the date on which it obtained control. The portion of DFSL’s equity and results of operations not attributable to the Company is presented as noncontrolling interests. Intercompany balances and transactions have been eliminated upon consolidation.

Functional currency

A majority of the revenues of the Company are generated in U.S. dollars. In addition, most of the Company’s costs and expenses are denominated and determined in U.S. dollars. Management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operate.

Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

The financial statements of ZorroNet and DFSL, for which the functional currency is not the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses.

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

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Intangible assets

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives, as noted below. Recoverability of these assets is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets.

Acquisition-related intangible assets:

The Company accounts for ASC 350-20 “Goodwill and Other Intangible Assets” (“ASC 350-20”). ASC 805-10 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the value of identifiable intangible assets. Acquisition-related definite lived intangible assets are reported at cost, net of accumulated amortization.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Accounts receivables

The Company manages credit risk associated with accounts receivables at the customer level.

Pursuant to Topic 326 for our accounts receivables, the Company maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss-rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease our allowance for doubtful accounts.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for in accordance with the “purchase method” and is allocated to reporting units at acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”. The Company performs its goodwill annual impairment test for the reporting units at December 31 of each year, or more often if indicators of impairment are present.

Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

Stock purchase warrants

The Company accounts for stock purchase warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815. The assessment considers whether the stock purchase warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the stock purchase warrants meet all of the requirements for equity classification under ASC 815, including whether the stock purchase warrants are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance, modification, and as of each subsequent quarterly period end date while the stock purchase warrants are outstanding.

For issued or modified stock purchase warrants that meet all of the criteria for equity classification, the stock purchase warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

For issued or modified stock purchase warrants that do not meet all the criteria for equity classification, the stock purchase warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability classified stock purchase warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss.

The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between equity and liability is required. For modified stock purchase warrants that result in a change of classification from equity to liability, a liability is recognized equal to the fair value on the date of modification, additional paid-in capital is adjusted by the fair value of the warrant on the date of issuance.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled.

The Company derives revenue principally from subscriptions to its artificial intelligence (“AI”)-based command-and-control software platform provided on a software-as-a-service basis (“SaaS”), sales of hardware systems and components, perpetual software licenses, deployment, installation and integration services, and ongoing maintenance, technical support and warranty support services. Arrangements may include bundled solutions or standalone sales of products or services.

The Company applies the five-step model under ASC 606 by identifying the contract and the distinct performance obligations, determining and allocating the transaction price, and recognizing revenue as each performance obligation is satisfied.

Performance obligations and allocation of transaction price

The Company’s contracts may include multiple promises, such as hardware systems, software licenses, SaaS subscriptions, installation and integration services, and ongoing support.

At contract inception, the Company assesses whether each promised product or service is distinct. A product or service is distinct if the customer can benefit from it on its own or together with other readily available resources and the promise to transfer it is separately identifiable from the other promises in the contract.

For arrangements containing multiple distinct performance obligations, the transaction price is allocated based on the relative stand-alone selling price (“SSP”) of each product or service. SSP is generally based on observable standalone sales. If SSP is not directly observable, the Company estimates it using an expected cost-plus-margin approach or, in limited circumstances, a residual approach.

SaaS subscriptions

Access to the Company’s software platform, together with technical support and unspecified updates provided during the subscription period, is generally accounted for as a single performance obligation satisfied over time. Revenue is recognized ratably over the committed subscription term, commencing when access to the platform is made available to the customer.

Sales of systems, hardware and perpetual software licenses

Revenue from hardware systems, components, perpetual software licenses and related products is generally recognized at a point in time when control transfers to the customer. The determination of when control transfers is based on the terms of the arrangement, including delivery, customer acceptance and any remaining performance obligations.

Deployment, installation and integration services

Deployment, configuration and integration services generally include connecting the Company’s platform or systems to the customer’s existing cameras, sensors, control systems and other infrastructure.

These services are generally short-term, and revenue is recognized upon completion and transfer of control. If significant installation or integration services are distinct and the criteria for recognition over time are met, revenue is recognized as the services are performed.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Maintenance, technical support and warranty support

Revenue from maintenance, technical support and service-type warranty support is recognized over time as the services are performed.

For certain service arrangements, the Company applies the practical expedient in ASC 606-10-55-18 because it has a right to invoice an amount that corresponds directly with the value transferred to the customer. Revenue from such arrangements is recognized in the amount to which the Company has a right to invoice.

DFSL metro rail technology arrangement

In December 2025, DFSL entered into an agreement pursuant to which it transferred certain software assets and patents and granted exclusive global commercialization rights relating to its metro rail technology to its principal customer. The agreement also includes ongoing support and personnel services through July 2026.

The Company identified multiple performance obligations and allocated the transaction price based on their relative SSPs. Revenue attributable to the asset transfers and exclusive commercialization rights was recognized at a point in time upon transfer of control. Revenue attributable to the ongoing services is recognized over time as the services are rendered.

Basic and diluted loss per share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders, after giving effect to preferred dividends and the allocation of earnings to participating securities, by the weighted average number of shares of Common Stock outstanding during the period. Pre-funded warrants and other instruments for which little or no consideration remains to be paid are included in the weighted average number of common shares outstanding from the date the applicable issuance conditions are satisfied. Diluted net loss per share includes potentially dilutive securities using the treasury stock or if-converted method, as applicable, when their effect is dilutive.

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

There were no changes in the fair value hierarchy levelling during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$
Assets:
Cash equivalents:
Money market funds	13	-	-	13
Total assets	13	-	-	13

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$
Assets:
Cash equivalents:
Money market funds	3,084	-	-	3,084
Total assets	3,084	-	-	3,084

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

Fair value (continued)

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$
Liabilities:
Warrant liability issued as consideration for subsidiary acquisition			2,082	2,082
Warrants	-	-	87	87
Total liabilities	-	-	2,169	2,169

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$
Liabilities:
Warrants	-	-	706	706
Total liabilities	-	-	706	706

The Company determined the fair value of the embedded conversion derivative using the Binomial Option Pricing Model, a Level 3 measurement, within the fair value hierarchy (see Note 8A).

The following table presents the changes in fair value of the level 3 liabilities for the period of six month ended June 30, 2026 and 2025:

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Liability:
Beginning balance	706	2,287
Issuance of Common Warrants (*)	8,422	4,531
Repricing of warrants under the Inducement Letter Agreements (**)	-	3,300
Exercise of warrants into common stock	(13,485)	(1)
Change in terms of warrant liability	(1,218)	-
Change in fair value	7,744	(5,712)
Ending balance	2,169	4,405

(*)	Including $3,340 of loss upon entering the transaction.
(**)	Repricing and exercise of the warrants under the Inducement Letter Agreements, which was charged to profit and loss.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 3 – FAIR VALUE MEASUREMENTS (continued)

The Company determined the fair value of the liabilities for the warrants using the Black-Scholes model, a Level 3 measurement, within the fair value hierarchy.

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025

Underlying value of Common Stock ($)	0.35 – 4.98	0.45
Exercise price ($)	1 - 43.91	0.93-2.31
Expected volatility (%)	53-163.3	114-122.4
Expected terms (years)	0.02-4.79	1-4.8
Risk-free interest rate (%)	3.7-4.2	3.8-3.9

NOTE 4 – OTHER CURRENT ASSETS

	June 30,	December 31,
	2026	2025

Government institutions	23	111
Prepaid insurance	-	248
Other prepaid expenses	1,238	93
Other	256	11
	1,517	463

NOTE 5 – OTHER ACCOUNT PAYABLES

	June 30,	December 31,
	2026	2025

Employees and related institutions	556	475
Government institutions	471	628
Accrued expenses	100	720
	1,127	1,823

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 6 – DECONSOLIDATION OF BIOMX LTD

On January 25, 2026, following the commencement of insolvency proceedings with respect to BiomX Israel, the District Court of the Central District, in Lod, Israel, appointed a trustee (the “Trustee”) to BiomX Israel to administer the insolvency proceedings. The Trustee was granted authority to manage BiomX Israel’s assets and operations, evaluating claims from creditors, and overseeing the orderly wind-down or restructuring of BiomX Israel’s operations in accordance with applicable Israeli insolvency law. On February 4, 2026, the Trustee notified BiomX Israel’s Chief Executive Officer and Chief Financial Officer that their roles as officers of BiomX Israel had been terminated. Based on the transfer of decision-making authority to the Trustee and the Company’s resulting inability to direct the activities that most significantly affect BiomX Israel’s economic performance, the Company concluded that it no longer had a controlling financial interest in BiomX Israel as of February 4, 2026. The Company determined that the termination is considered as a change of control as of February 4, 2026, and that BiomX Israel should be deconsolidated from the Company’s consolidated financial statements. The Company does not expect to recover any significant value from its investment in BiomX Israel.

Accordingly, the Company deconsolidated BiomX Israel on February 4, 2026 and derecognized its assets and liabilities. Any retained ownership interest was measured at fair value at the deconsolidation date and was determined to have no material value.

During the six months ended June 30, 2026, the Company recognized a gain from deconsolidation of Biomx Ltd. of approximately $1,860, which is included in net gain from deconsolidation.

The carrying amounts of the assets and liabilities of BiomX Israel derecognized upon deconsolidation were as follows:

As of
February 4,
2026

Cash and cash equivalents	996
Other current assets	1,252
Fixed assets	157
Total assets	2,405

Current liabilities	4,265
Stockholders’ Equity (capital deficiency)	(1,860)
Total liabilities and capital deficiency	2,405

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD

1.	On March 31, 2026, the Company and Mandragola, entered into an Option and Undertaking Agreement (the “Option Agreement”), pursuant to which the Company was granted an exclusive and irrevocable option (the “Option”) to purchase 100% of Mandragola’s shareholdings in DR. Frucht Systems Ltd., an Israeli company (“DFSL”). The closing of the Option was subject to the closing by Mandragola on its agreement with DFSL and DFSL’s shareholder for the purchase, initially, by Mandragola of 60% of the issued and outstanding share capital of DFSL (the “DFSL Shareholdings”).

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

On April 13, 2026, the Company entered into and simultaneously closed on a Stock Purchase & Assignment Agreement (the “DFSL SPA”) with Mandragola, pursuant to which the Company exercised the Option and purchased from Mandragola 100% of Mandragola’s shareholdings in DFSL, representing 60% of the issued and outstanding voting equity capital of DFSL on a fully diluted basis (the “Purchased Shares”). The closing of the DFSL SPA occurred simultaneously with its execution and delivery.

In consideration for the Purchased Shares, the Company agreed to the following consideration to Mandragola:

(i)	a cash payment of Seven Hundred Fifty Thousand Dollars ($750,000)

(ii)	the issuance of an unsecured convertible promissory note in the principal amount of Three Million Dollars ($3,000,000) (the “Note”), convertible solely at the option of the Company into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a per share conversion rate of $12.00, which obligation under the Note was satisfied as of June 30, 2026;

(iii)	the issuance of 923,000 shares of the Common Stock;

(iv)	the issuance of pre-funded warrants exercisable for 923,000 shares of Common Stock at a per share exercise price of $0.0001(the “Pre-Funded Warrants”), of which shares for 644,956 were exercised and issued to Mandragola on July 21, 2026; and

(v)	the issuance of a five-year warrant exercisable for 3,692,000 shares of Common Stock at a per share exercise price of $12.00 (the “Five Year Warrant”).

The shares of Common Stock and the Common Stock issuable upon conversion of the Note and exercise of the remainder of the Pre-Funded Warrants and Five Year Warrant is subject to obtaining approval of the Company’s stockholders (“Stockholder Approval”) as required by the applicable rules and regulations of the NYSE American LLC. A special meeting of the Company’s shareholders has been scheduled for August 25, 2026 to obtain Stockholder Approval.

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

Put and Call Arrangements over the Non-Controlling Interest in DFSL

In connection with the acquisition of 60% of DFSL, the Company was assigned the rights and assumed the obligations of Mandragola Ltd. under a Shareholders Agreement dated March 31, 2026 among Mandragola, DFSL and Dr. Yaacov Frucht, including put and call arrangements over the remaining 40% of DFSL held by Dr. Frucht.

Under these arrangements, at any time after the second anniversary of the Shareholders Agreement, Dr. Frucht has the right to require the Company to purchase either an additional 20% of DFSL or all of his remaining shares at the Option Exercise Price (as defined below). If the resulting implied enterprise value would be less than the enterprise value implied at closing (US$2,166,667), and DFSL has achieved cumulative sales of US$1,500,000 for the years 2026 and 2027, Dr. Frucht may instead exercise this put at a price based on the closing enterprise value, or US$433,333 per 20% interest, applied pro rata. At any time after the fourth anniversary, Dr. Frucht may require the Company to purchase all of his remaining shares at the Option Exercise Price, subject to achievement of the sales target described above unless the failure to achieve it was primarily caused by actions contrary to DFSL’s agreed business plan. In addition, if within 18 months following the closing DFSL approves a material change to its agreed business plan that is reasonably expected to reduce the sales target by at least 25%, Dr. Frucht may exercise his put option on a pro rata basis corresponding to the ratio of DFSL’s actual revenues to the sales target.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD (continued)

The Company holds corresponding call rights: at any time after the third anniversary, the Company is entitled to purchase an additional 20% of DFSL at the greater of US$800,000 or the Option Exercise Price, and at any time after the fourth anniversary, to purchase all remaining shares held by Dr. Frucht at the Option Exercise Price. Each put and call option expires if not exercised within 60 days following the fourth anniversary of the Shareholders Agreement.

“Option Exercise Price” means the average EBITDA of DFSL for the two fiscal years immediately preceding exercise, multiplied by 6.8, multiplied by the percentage of shares purchased. EBITDA for this purpose excludes management fees, administrative charges and other costs imposed by the Company or its affiliates that are not directly related to DFSL. The Company estimated the fair value of the above option to be immaterial.

Credit Line

Mandragola also agreed to provide to the Company a credit line in an amount and on terms to be mutually agreed upon, to be utilized for the development and expansion of the business of DFSL and the payment of DFSL’s third-party debts. See below.

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that DFSL constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

The Company, with the assistance of a third-party specialist, calculated the total consideration at $10,226. The fair value of the share issued was determined at $2,427 based on the share price of Company’s common stock as of the date of the closing. The fair value of the promissory notes issued was determined at $3,271.

The fair value of the Pre-Funded Warrant was calculated using the Black Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

April 13, 2026
Expected volatility (%)	53%
Risk-free interest rate (%)	3.87%
Expected dividend yield	0.0%
Expected term (years)	5
Conversion price (U.S. dollars)	0.0001
Underlying share price (U.S. dollars)	2.63
Fair value (U.S. dollars in thousands)	2,427

The fair value of the Common Warrant was calculated using the Black Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

April 13, 2026
Expected volatility (%)	53%
Risk-free interest rate (%)	3.87%
Expected dividend yield	0.0%
Expected term (years)	5
Conversion price (U.S. dollars)	12
Underlying share price (U.S. dollars)	2.63
Fair value (U.S. dollars in thousands)	1,351

The Company evaluated the Pre-Funded Warrant and the Common Warrant under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company concluded that, except for the stockholder approval condition, both instruments meet the criteria for equity classification. The Common Warrant and a portion of the Pre-Funded Warrant are subject to stockholder approval at the general meeting scheduled for August 25, 2026. As such approval had not been obtained as of the reporting date, the Company classified the affected warrants as liabilities until the required stockholder approval is obtained.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD (continued)

The table below summarizes the fair value of assets acquired and liabilities assumed following the adjustments mentioned above as of the acquisition date:

April 13, 2026
U.S. Dollars (in thousands)
Working capital	(769)
Long terms assets	75
Goodwill and intangible assets	17,999
Non-controlling interest	(6,818)
Long term liabilities	(261)
Net assets acquired	10,226

As of June 30, 2026, the purchase price allocation is preliminary and subject to change upon completion of the valuation of the identifiable assets acquired, liabilities assumed and non-controlling interest.

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

The Company has agreed to file a registration statement with the SEC within 45 days of closing covering the resale of the shares issued to Water IO, which registration statement was filed and declared effective by the SEC on July 13, 2026.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD (continued)

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company determined that ZorroNet constitutes a business as defined under ASC 805 as the acquired set includes inputs, processes, and the ability to generate outputs.

The Company, with the assistance of a third-party specialist, calculated the total consideration at $6,695. The fair value of the share issued was determined at $3,757 based on the share price of Company’s common stock as of the date of the closing. The fair value of the promissory notes issued was determined at $1,243. The performance-based earnout payable was calculated by the third party at $1,695.

The table below summarizes the fair value of assets acquired and liabilities assumed following the adjustments mentioned above as of the acquisition date:

April 10, 2026
U.S. Dollars (in thousands)
Working capital	(555)
Long terms assets	39
Goodwill and intangible assets	7,423
Long term liabilities	(212)
Net assets acquired	6,695

As of June 30, 2026, the purchase price allocation is preliminary and subject to change upon completion of the valuation of the identifiable assets acquired, liabilities assumed and non-controlling interest.

3.	On May 13, 2026, and as detailed in note 7(1) above, the Company entered into a revolving line of credit agreement with Mandragola, pursuant to which Mandragola agreed to make available to the Company and certain of its operating subsidiaries a revolving credit facility of up to $2.0 million (the “Credit Facility”). Amounts borrowed under the Credit Facility bear simple interest at an annual rate of 12% and may be prepaid without penalty. Each advance is evidenced by a convertible promissory note. The promissory notes are convertible, at the election of the holder, into a variable number of shares of the Company’s common stock at a conversion price equal to the closing price of the Company’s common stock on the trading day immediately preceding the applicable conversion notice, subject to applicable exchange limitations and stockholder approval requirements.

Certain amounts previously advanced by Mandragola in connection with the Company’s acquisitions of DFSL and Zorronet were treated as advances under the Credit Facility. As of June 30, 2026, no principal amount was outstanding under the Credit Facility and the undrawn availability was $2,000. The Company did not recognize a liability for the undrawn portion of the Credit Facility.

As additional consideration for making the Credit Facility available, on May 13, 2026, the Company issued Mandragola a five-year warrant to purchase up to 2,000,000 shares of the Company’s common stock at an initial exercise price of $12.00 per share, subject to customary adjustments (the “Warrant”). The Warrant may be exercised for cash only when the trading price of the Company’s common stock exceeds the applicable exercise price. The holder may also elect, at any time, to exercise the Warrant on a cashless basis and receive a variable number of shares determined pursuant to a contractual formula based on a prescribed Black-Scholes value divided by the market price of the Company’s common stock. The contractual Black-Scholes value uses, among other inputs, expected volatility of 175% and a deemed remaining term of five years, irrespective of the actual remaining contractual term.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD (continued)

The Warrant also provides that, upon certain fundamental transactions, the holder may require the Company or a successor entity to purchase the Warrant for cash in an amount determined pursuant to a contractual Black-Scholes formula. The Warrant is subject to a 4.99% beneficial ownership limitation, and the shares issuable upon exercise are subject to applicable NYSE American stockholder approval requirements.

The exercise of the Warrant is subject to stockholder approval and a meeting of stockholders requesting such approval has been scheduled for August 25, 2026. As such approval had not been obtained as of June 30, 2026, these warrants are not deemed to be legally in effect until (and subject to) such stockholder approval is in fact obtained. Therefore, the Company concluded that the accounting impact associated with the Warrant will be recognized upon receipt of the required stockholder approval.

4.	Framework Supply Agreement with Israel Railways

On April 15, 2026, Zorronet, entered into a framework supply agreement (the “Agreement”) with Israel Railways Ltd. (“Israel Railways”), the state-owned principal railway company responsible for all inter-city, commuter, and freight rail transport in Israel, pursuant to which Zorronet will supply Israel Railways with AI-powered animal detection and deterrence alert stations (the “Alert Stations”), together with related installation, maintenance, and support services, across Israel Railways’ rail facilities and compounds.

The Agreement follows the successful completion of a large-scale pilot program conducted by Zorronet and Israel Railways over the preceding year, in which Israel Railways invested approximately NIS 800,000 (approximately $266,000). The pilot deployed Zorronet’s AI-powered detection and deterrence technology in designated sections of Israel Railways’ rail network and achieved a success rate of approximately 98% in keeping large animals, including wild boar, foxes, and gazelles, off of the railway tracks in the sections in which the technology was deployed, thereby preserving ecological corridors and reducing damage to infrastructure. Following completion of the pilot, Zorronet and Israel Railways entered into a memorandum of understanding confirming the pilot’s success and Israel Railways’ intention to expand deployment of the technology to additional areas. The platform was adapted to Israel Railways’ operational requirements in collaboration with its innovation division.

Under the Agreement, Zorronet will provide the setup, supply, and installation of said alert stations c and ongoing maintenance services for the alert stations and the system management platform, including software and hardware updates, repairs, and service calls.

The initial term of the Agreement is twelve (12) months from execution, with Israel Railways holding the sole option to extend the Agreement for an additional twelve (12) months. Israel Railways may terminate the Agreement for any reason upon thirty (30) days’ prior written notice.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – TRANSACTION DURING THE PERIOD (continued)

The Agreement provides for per-station pricing based on a pricing schedule attached to the Agreement. In the initial phase, the Company expects the Agreement to cover the maintenance and upgrade of fifteen (15) existing Alert Stations previously installed by Zorronet at Israel Railways facilities, with additional new stations that may be ordered at Israel Railways’ sole discretion thereafter. Israel Railways is not obligated to order any minimum quantity beyond the existing stations and will place purchase orders in accordance with its operational needs and sole discretion. Payment is due within forty-five (45) days of invoice submission, subject to Israel Railways’ approval.

The Agreement includes comprehensive confidentiality provisions, insurance requirements (including third-party liability, employer liability, and professional liability) and cybersecurity and data protection obligations, among other standard provisions. Under the Agreement, Zorronet is required to continue performing its obligations during emergency situations (including war, home front emergencies, and mass casualty events) at no additional charge; failure to do so constitutes a material breach.

In addition, Israel Railways has an option from November 2023 to complete an equity investment in Zorronet of up to One Million United States Dollars ($1,000,000) for 20% of Zorronet, which, if exercised in full, would represent an approximate twenty percent (20%) interest in Zorronet on a post-investment basis (the “Investment Option”). By its terms, the exercise of the Investment Option is subject to the success of the said pilot. As of the date of this report, Israel Railways has not exercised the Investment Option.

NOTE 8 – STOCKHOLDERS’ EQUITY

A.	Share Capital

Reverse Stock Split

(i)	On October 16, 2025, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-20 at such time as the Board of Directors shall determine, in its sole discretion, at any time before October 16, 2026. On November 13, 2025, the Board of Directors approved a 1-for-19 Reverse Stock Split of the Company’s shares of Common Stock.

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

(ii)	The Company has scheduled a special meeting of the stockholders to be held on August 25, 2026 requesting the Company’s stockholders approve a resolution granting to the Company’s Board of Directors (the “Board”) the authority to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio between 1:5 to 1:20.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

On March 15, 2024, the Company issued 40,470 and 216,417 Redeemable Convertible Preferred Shares, par value $0.0001 per share, as consideration in the APT acquisition and the March 2024 PIPE, respectively. During the years ended December 31, 2025 and 2024, 223 and 109,152 Redeemable Convertible Preferred Shares were converted into 1,174 and 574,484 shares of the Company’s Common Stock, respectively. In May 2026, an aggregate of 95,914 Series X Preferred Shares were converted into 504,812 shares of Common Stock. Upon conversion, the Company reclassified the proportionate carrying amount of the converted Series X Preferred Shares to Common Stock and additional paid-in capital.

On January 13, 2026, the Company issued 3,300 shares of Series Y Convertible Preferred Stock to investors gross proceeds of $3,000. Between March 10 and March 17, 2026 all 3,300 Series Y shares converted in four tranches into 1,650,000 shares of Common Stock (see below).

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

Each share of Series Y Preferred Stock has a stated value of $1,000 and was convertible into shares of Common Stock. The initial conversion price was $2.00 per share of Common Stock, subject to customary adjustments for stock splits, stock dividends, stock combinations, recapitalizations and similar transactions. In addition, following receipt of stockholder approval as required under the applicable rules of NYSE American, the conversion price was reduced to equal the lower of (i) the conversion price, as defined in the Certificate of Designations, then in effect, and (ii) the closing sale price of the Common Stock on the trading day immediately prior to the date such stockholder approval is obtained.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

The Securities Purchase Agreement Warrants entitle the holder to purchase up to an aggregate of 3,300,000 shares of the Company’s Common Stock, representing 200% of the 1,650,000 of shares of Common Stock issuable upon conversion of the Series Y Preferred Stock. The Securities Purchase Agreement Warrants were exercisable immediately upon issuance, subject to beneficial ownership limitations, and will expire five years from the date of issuance. The exercise price of the Securities Purchase Agreement Warrants is $2.00 per share, subject to customary anti-dilution adjustments.

As part of this financing, the Company issued 99,000 warrants to HC Wainwright & Co., LLC, as placement agent fees. These placement agent warrants have an exercise price of $2.50 per share and a five-year term from the date of issuance.

On March 13, 2026, the Company and the Investor entered into an amendment to the Warrant (the “Warrant Amendment”), pursuant to which, the Investor and the Company agreed to (i) amend the term of the Warrant, such that the Warrant will expire on December 31, 2026, (ii) reduce the exercise price of the Warrant from $2.00 to $1.00 per share, and (iii) revise the method of determining the number of shares of Common Stock issuable upon a cashless exercise of the Warrant such that the number of shares of Common Stock issuable upon cashless exercise will be determined by reference, where applicable, to the lowest VWAP on the five (5) trading days immediately preceding the date on which the notice of exercise is submitted to the Company, rather than the VWAP on the day immediately preceding the date on which the notice of exercise is submitted. No proportional adjustment to the number of shares of Common Stock issuable upon exercise of the Warrants was made as a result of the Warrant Amendment. The modification did not change the number of shares underlying the warrant. The Company remeasured the warrant liability immediately before and immediately after the modification and recognized the resulting change in fair value in earnings. The value of the change in terms of warrant liability was calculated by the Company as income of $1,219 and was recorded to unaudited condensed consolidated financial statements of comprehensive loss.

Between March 11, 2026 and March 17, 2026, the Investor converted all 3,300 outstanding shares of Series Y Preferred Stock into 1,650,000 shares of Common Stock in accordance with the certificate of designation governing the Series Y Preferred Stock. Following such conversions, no shares of Series Y Preferred Stock remain outstanding.

On March 19, 2026, the Warrants were exercised in full at the amended exercise price of $1.00 per share, resulting in the issuance of 3,300,000 shares of Common Stock and aggregate gross proceeds to the Company of $3,300. Following such exercise, no Series Y Preferred Stock Warrants remained outstanding. Effective as of May 21, 2026, pursuant to an Assignment and Settlement Agreement between the Company and Mandragola, the Company assigned the $3,300 warrant exercise receivable to Mandragola in consideration for the satisfaction by offset of the principal balance of the $3,000 promissory note issued to Mandragola in connection with the DFSL acquisition (see Note 7). The remaining $300 is owed by Mandragola to the Company and is applied by offset against amounts owed by the Company to Mandragola in accordance with the Assignment and Settlement Agreement. Pursuant to a confirmation letter between the Company and Mandragola effective as of May 13, 2026, pending the stockholder approval described below, amounts due and owing from the Company to Mandragola are treated as ordinary trade accounts payable, payable in cash within 30 days following receipt of an invoice, and no such amount may be settled in shares of common stock prior to receipt of such approval. The promissory note was not cancelled and remains outstanding, and the shares issuable upon conversion thereof are subject to stockholder approval at the meeting of stockholders scheduled for August 25, 2026.

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

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

May 2026 Series X conversion and A&R warrant exercise

On May 27, 2026, an investor, exercised in full its A&R Warrants to purchase an aggregate of 132,484 shares of Common Stock at an exercise price of $0.0019 per share, resulting in aggregate cash proceeds of approximately $252 dollars. On May 28, 2026, the same investor converted an aggregate of 95,914 Series X Preferred Shares into 504,812 shares of Common Stock. The aggregate issuance resulting from the warrant exercises and preferred-share conversions was 637,296 shares of Common Stock.

Sales Under ATM

On December 7, 2023 the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with a sales agent, which was reactivated on June 16, 2023. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to $9,145,000 of its newly issued common shares from time to time through the sales agent.

The sales agent will not sell common shares unless instructed by the Company and will use commercially reasonable efforts to sell on the Company’s behalf all of the common shares requested to be sold by the Company, subject to the terms of the Sales Agreement.

The sales agent will be entitled to cash compensation equal to 3.0% of the gross sales price of common shares sold under the Sales Agreement.

During the six months ended June 30, 2026, the Company issued and sold 793,005 common shares for $291 net of issuance costs (including utilization of prepaid transaction expenses of $39 and placement agent fee), under the Sales Agreement for the Company’s ATM facility.

Warrants:

As of June 30, 2026, the Company had the following outstanding warrants to purchase Common Stock issued to stockholders:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants

2021 Registered Direct Offering Warrants	July 28, 2021	January 28, 2027	950.00	14,808
Merger Warrants	March 15, 2024	January 28, 2027	950.00	11,404
Private Placement Warrants	March 15, 2024	July 9, 2026	43.91	203,444
Registered Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0019	42,381
Private Pre-Funded Warrants	February 25, 2025	April 21, 2030	0.0019	46,232
Common Warrants	February 25, 2025	April 21, 2030	17.68	312,503
Inducement Warrants	February 25, 2025	April 21, 2030	17.68	366,087
A&R Warrants	February 25, 2025	April 21, 2030	0.0019	25,119
				1,021,978

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(U.S, dollars in thousands except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

B.	Stock-based Compensation:

The Company accounted for the Agents Warrants under the scope of ASC 718-10 “Stock-Based Payment”, (“ASC 718-10”), and treated them as issuance costs of the March 2024 PIPE as the Company considers these Warrants as consideration for receipt of Private Placement Services.

A summary of options granted to purchase the Company’s Common Stock under the Company’s share option plans is as follows:

	For the Six Months Ended June 30, 2026
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at the beginning of period	150,387	$51.94	$-
Granted	-	-	-
Forfeited	148,675	36.68	-
Expired	1,712	32.53	-
Exercised	-	-	-
Outstanding at the end of period	-	-	$-
Exercisable at end of period	-	-
Weighted average remaining contractual life – years as of June 30, 2026	-

Warrants:

As of June 30, 2026, the Company had the following outstanding compensation related warrants to purchase Common Stock:

Warrant	Issuance Date	Expiration Date	Exercise Price Per Share	Number of Shares of Common Stock Underlying Warrants

Private Warrants issued to scientific founders*	November 27, 2017	-	-	16
Landlord Warrants	March 15, 2024	January 28, 2027	950.00	1,316
Agents Warrants	March 15, 2024	July 9, 2026	43.91	50,126
January 2026 private placement agent warrants	January 13, 2026	January 12, 2031	2.50	99,000
				150,458

*	In November 2017, BiomX Israel issued 298 warrants to its founders. The warrants were fully vested at their grant date and will expire immediately prior to a consummation of an M&A transaction. The warrants did not expire as a result of the Recapitalization Transaction and have no exercise price.

The following table sets forth the total stock-based payment expenses resulting from options, RSUs and warrants granted, included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expenses, net	-	279	(647)	467
General and administrative	3,988	417	2,707	888
	3,988	696	2,060	1,355

Following the insolvency proceedings of BiomX Israel significantly all Company’s prior employees were dismissed and their unvested options forfeited. As of June 30, 2026, the Company recorded credit to its share based compensation expenses and debit to additional paid for such portion of the non-vested options.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

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

The basic and diluted net loss per share and weighted average number of shares of Common Stock used in the calculation of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(*)	2026	2025(*)
Basic and diluted loss per share of common stock
Numerator:
Net loss	3,846	6,037	22,986	13,696
Preferred dividends on Series Y Convertible Preferred Stock	-	-	85	-
Numerator	3,846	6,037	23,071	13,696
Denominator:
Number of shares of common stock outstanding	10,066,860	1,326,452	6,233,522	1,211,041
Number of shares upon pre-funded warrants and A&R Warrants exercise	246,216	321,342	246,216	223,155
Number of shares upon Fully vested Warrants exercise	-	16	-	16
Total weighted-average number of shares of common stock, shares upon pre-funded warrants, A&R Warrants and Fully vested Warrants exercise used in computing basic and diluted loss per share	10,313,076	1,647,810	6,479,738	1,434,212
Basic and diluted loss per share of common stock	0.37	3.66	3.56	9.55

The calculation of diluted loss per share for the three and six months ended June 30, 2026 and June 30, 2025, does not include the shares underlying the following financial instruments because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Options	-	158,072	-	158,072
Warrants	959,704	959,704	959,704	959,704
Contingent shares	10,526	10,526	10,526	10,526
Redeemable Convertible Preferred Shares	776,383	777,553	776,383	777,553

(*)	All share amounts have been retroactively adjusted to reflect a 1-for-19 reverse share split as discussed in Note 8A.

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – SEGMENT REPORTING

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

	Three months ended		Six months ended
	June 30		June 30
	2026	2025	2026	2025

Revenues from defense business	332	-	332	-
Cost of revenues	235	-	235	-
Gross profit	97	-	97	-

Operating expenses:
Salaries and related expenses, other than share-based compensation	429	1,932	2,202	3,909
Clinical trials	-	3,424	95	7,049
Stock based compensation	3,988	696	2,060	1,355
Depreciation expenses	4	292	4	528
Insurance	623	-	1,466	-
Other segment items (*)	370	1,089	883	2,348
Total Operating loss	5,414	7,433	6,710	15,189

(*)	Other segment items include all remaining costs necessary to operate the Company’s business, which primarily include external professional services, rent and other administrative expenses, and are presented net of grants received

The Company’s Property and equipment, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets were located as follows:

	As of June 30, 2026	As of December 31, 2025

Israel	99	157
United States	2	-
Total	101	157

BIOMX INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 11 – SUBSEQUENT EVENTS

In July and August, 2026, the Company issued and sold the Company issued and sold 8,902,611 common shares for $2,418 net of transaction costs net of transaction costs under the Sales Agreement for the Company’s ATM facility

On July 10, 2026, in order to comply with Section 712 of the NYSE American Company Guide which provides that a listed company may not issue without stockholder approval more than 19.99% of its then issued and outstanding share, the Company cancelled 1,013,637 shares of common stock previously issued in June 2026 upon conversion of a convertible promissory note issued to Mandragola under the Credit Facility. As a result of the cancellation, the corresponding conversion was reversed and the principal balance of such note in the amount of $379 was reinstated as an outstanding obligation of the Company in accordance with its terms. The issuance of shares upon conversion of the Credit Facility notes and upon exercise of the related warrants, to the extent exceeding 19.99% of the outstanding common stock, is being presented for stockholder approval at the meeting of stockholders scheduled for August 25, 2026.

On July 27, 2026, the Company and Water IO entered into Amendment No. 1 and Waiver, dated as of July 24, 2026, to the Note (the “Amendment”) pursuant to which (i) the maturity date of the Note was extended from July 7, 2026 to November 1, 2026; (ii) the Company agreed to pay $250,000 of principal within two business days after execution of the Amendment, and the remaining principal in four equal monthly installments of $250,000 each on August 1, September 1, October 1 and November 1, 2026, with the outstanding balance continuing to bear interest at the short-term Applicable Federal Rate payable with the final installment; (iii) in full satisfaction of interest accrued through the date of the Amendment and as consideration for the delay in payment and the waiver and extension, the Company agreed to issue to Water IO 800,000 restricted shares of common stock, subject to clearance of an additional listing application with the NYSE American and written confirmation by each party of its corporate approvals, with an August 31, 2026 longstop after which such amount is payable in cash and no shares will be issued; and (iv) Water IO irrevocably waived, retroactively to the original maturity date, any default, event of default or right of acceleration arising from the non-payment of the Note at its original maturity date, and confirmed that the Note has not been accelerated. Following further discussions with NYSE American, the number of restricted shares issuable to Water has been reduced to 267,956 shares which have not yet been issued as of the date of this report. The Company has determined to pay the accrued interest of approximately $80 in lieu of any further share issuances.

On August 5, 2026, the Company entered into a Share Purchase and Option Agreement (the “MEA SPA”) with Mayers Ventures LLC (“Mayers”), pursuant to which the Company agreed to purchase 324,573 shares of M.E.A. Testing Systems Ltd., an Israeli developer of advanced electric motor testing and validation systems (“MEA”), representing 10% of the issued and outstanding equity interests, on a fully diluted basis, of MEA, together with 10% of MEA’s affiliated company in India to the extent such company is not a subsidiary of MEA. As consideration, the Company agreed to pay Mayers $50 and to issue to Mayers 1,300,000 restricted shares of common stock. The closing is subject to the approval by the NYSE American of a supplemental listing application and the execution and delivery of a license agreement granting the Company an exclusive, perpetual, worldwide, transferable license to the technology and knowhow of the MEA companies. Under the MEA SPA, the Company was also granted an exclusive option, exercisable through June 30, 2028, to purchase all of the remaining holdings of Motomova Inc. in MEA and its Indian affiliate, representing approximately 78.9% of the total issued share capital following the closing, subject to due diligence and other customary closing conditions. As of the date of these financial statements, the closing had not occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the notes thereto included elsewhere in this Quarterly Report and with our audited consolidated financial statements and notes thereto included in the 2025 10-K. Certain information contained below includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

BiomX Inc. is a Delaware corporation that was originally incorporated as a blank check company in 2017 under the name Chardan Healthcare Acquisition Corp. Following a business combination completed in October 2019, the Company operated as a clinical-stage biopharmaceutical company developing phage-based therapies targeting bacterial pathogens implicated in chronic diseases.

Following the discontinuation of our legacy phage-therapy clinical programs and the commencement of insolvency proceedings of our former Israeli operating subsidiary, BiomX Ltd., in December 2025, we transitioned our strategic focus to the defense, security and critical infrastructure technology markets. Our operating activities are conducted through three Israeli subsidiaries: Dr. Frucht Systems Ltd., a provider of perimeter security and defense systems, of which we acquired 60% on April 13, 2026; Zorro Net Ltd., a provider of AI-powered detection and deterrence systems for critical infrastructure, which we acquired on April 10, 2026; and X Security & Defense Ltd., our wholly owned subsidiary focused on security, defense and first-response technologies. The three months ended June 30, 2026 is the first period in which the results of DFSL and ZorroNet are consolidated, in each case from the respective acquisition date, and the first period in which we recognize revenue from our defense and security operations.

The Defense, Security, and Critical Infrastructure Field

Through our subsidiaries, we operate at the intersection of several rapidly growing sectors within the global defense, security, and critical infrastructure markets. Our technology portfolio addresses the following key market segments:

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

Sales, Marketing, and Distribution

Our products and technologies are marketed and sold through a combination of direct sales to government and military customers, co-development arrangements with prime defense contractors, distribution agreements with strategic partners, and project-based engagements.

The Company intends to generate revenues through a combination of (i) project-based engagements and product sales, including the sale and deployment of DFSL’s LADAR detection systems and Zorronet’s discrete project deliveries to defense prime contractors and end users; (ii) recurring software-as-a-service revenues from Zorronet’s deployed AI software platform, scaling with active customer deployments; (iii) co-development engagements with Israeli defense prime contractors, including Elbit Systems Ltd. and Rafael Advanced Defense Systems Ltd.; and (iv) cost-reimbursement government research and development contracts at APT, including the legacy contract with the Medical Technology Enterprise Consortium with respect to the BX011 program. X Security & Defense LTD. has not yet commenced commercial operations.

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

Customers

Our customer base includes military and defense agencies, defense prime contractors, homeland security authorities, transportation operators, municipalities, energy companies, educational institutions, and commercial security providers. Key customer relationships.

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

Summary of Developments During the Quarter

●	On April 10, 2026, we acquired 100% of ZorroNet from Water IO for consideration valued at approximately $6.6 million, and on April 13, 2026, we acquired 60% of DFSL from Mandragola for consideration valued at approximately $9.9 million for the controlling interest. See Note 7 to the condensed consolidated interim financial statements.
●

On April 13, 2026, we exercised our option and acquired a 60% interest in DFSL in consideration for $750,000 in cash, an unsecured convertible promissory note in the principal amount of $3,000,000, pre-funded warrants and five-year warrants exercisable for shares of our Common Stock, and a revenue-based bonus right, in each case subject in part to stockholder approval under NYSE American rules. As of June 30, 2025, the obligations under the note have been satisfied.

In connection with the acquisition, the Company was assigned the rights and assumed the obligations of Mandragola Ltd. under a Shareholders Agreement dated March 31, 2026 among Mandragola, DFSL and Dr. Yaacov Frucht, including put and call arrangements over the remaining 40% of DFSL held by Dr. Frucht.

Under these arrangements, at any time after the second anniversary of the Shareholders Agreement, Dr. Frucht has the right to require the Company to purchase either an additional 20% of DFSL or all of his remaining shares at the Option Exercise Price (as defined below). If the resulting implied enterprise value would be less than the enterprise value implied at closing (US$2,166,667), and DFSL has achieved cumulative sales of US$1,500,000 for the years 2026 and 2027, Dr. Frucht may instead exercise this put at a price based on the closing enterprise value, or US$433,333 per 20% interest, applied pro rata. At any time after the fourth anniversary, Dr. Frucht may require the Company to purchase all of his remaining shares at the Option Exercise Price, subject to achievement of the sales target described above unless the failure to achieve it was primarily caused by actions contrary to DFSL’s agreed business plan. In addition, if within 18 months following the closing DFSL approves a material change to its agreed business plan that is reasonably expected to reduce the sales target by at least 25%, Dr. Frucht may exercise his put option on a pro rata basis corresponding to the ratio of DFSL’s actual revenues to the sales target.

The Company holds corresponding call rights: at any time after the third anniversary, the Company is entitled to purchase an additional 20% of DFSL at the greater of US$800,000 or the Option Exercise Price, and at any time after the fourth anniversary, to purchase all remaining shares held by Dr. Frucht at the Option Exercise Price. Each put and call option expires if not exercised within 60 days following the fourth anniversary of the Shareholders Agreement.

“Option Exercise Price”means the average EBITDA of DFSL for the two fiscal years immediately preceding exercise, multiplied by 6.8, multiplied by the percentage of shares purchased. EBITDA for this purpose excludes management fees, administrative charges and other costs imposed by the Company or its affiliates that are not directly related to DFSL.

●	On April 15, 2026, ZorroNet entered into a framework supply agreement with Israel Railways for AI-powered animal detection and deterrence alert stations, following a successful pilot program.

●	On April 10, 2026, our stockholders approved the 2026 Equity Incentive Plan (1,390,000 shares), and on June 26, 2026, our stockholders approved an amendment increasing the shares available thereunder by 5,460,000 shares, to 6,850,000 shares.

●	On May 13, 2026, we entered into a $2.0 million revolving Line of Credit Agreement with Mandragola, and issued Mandragola a five-year warrant for 2,000,000 shares exercisable at $12.00 per share.

●	On June 10, 2026, NYSE Regulation accepted our compliance plan with respect to the stockholders’ equity continued listing standards and granted a compliance plan period through September 25, 2027.

●	On June 16, 2026, we reactivated our at-the-market offering program and, through June 30, 2026, sold 793,005 shares for net proceeds of approximately $0.3 million; after quarter end and through the date of this report, we sold an additional 8,902,611 shares for net proceeds of approximately $2.4 million.

●	On July 1, 2026, the Audit Committee dismissed Kesselman & Kesselman (PwC Israel) and engaged Barzily & Co. as our independent registered public accounting firm, and Mr. Roy Rousso was appointed Chief Business Officer.

●	On July 27, 2026, we and Water IO entered into Amendment No. 1 and Waiver, dated as of July 24, 2026, to the Note (the “Amendment”) pursuant to which (i) the maturity date of the Note was extended from July 10, 2026 to November 1, 2026; (ii) the Company agreed to pay $250,000 of principal within two business days after execution of the Amendment, and the remaining principal in four equal monthly installments of $250,000 each on August 1, September 1, October 1 and November 1, 2026, with the outstanding balance continuing to bear interest at the short-term Applicable Federal Rate payable with the final installment; (iii) in full satisfaction of interest accrued through the date of the Amendment and as consideration for the delay in payment and the waiver and extension, the Company agreed to issue to Water IO 800,000 restricted shares of common stock, subject to clearance of an additional listing application with the NYSE American and written confirmation by each party of its corporate approvals, with an August 31, 2026 longstop after which such amount is payable in cash and no shares will be issued; and (iv) Water IO irrevocably waived, retroactively to the original maturity date, any default, event of default or right of acceleration arising from the non-payment of the Note at its original maturity date, and confirmed that the Note has not been accelerated. Following further discussions with NYSE American, the number of restricted shares issuable to Water has been reduced to 267,956 shares which have not yet been issued as of the date of this report. The Company has determined to pay the accrued interest of approximately $80 in lieu of any further share issuances.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

The comparability of our results between periods is limited: the 2025 periods reflect the operations of our legacy clinical-stage phage business, including BiomX Israel (deconsolidated February 4, 2026) and APT, while the 2026 periods reflect the wind-down of legacy activities and, from the April 2026 acquisition dates, the operations of DFSL and ZorroNet.

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025
	USD in thousands		USD in thousands
Revenues	332	-	332	-
Cost of revenues	235	-	235	-
Gross profit	97	-	97	-

Operating expenses:
Research and development (“R&D”) expenses, net	(187)	10,264	128	5,014
General and administrative expenses	6,994	4,925	5,383	2,419
Operating loss	6,710	15,189	5,414	7,433

Other expenses (income)	(141)	76	5	70
Loss from discontinued operations	(1,860)	-	-	-
Income/loss from change in fair value of warrants	12,458	(2,412)	(1,598)	(1,498)
Interest expenses	211	10	20	5
Interest expense - related parties	5	-	5	-
Change in fair value - Day 1 loss	5,226	-	-	-
Finance expense, net	377	830		25
Net loss before tax	22,986	13,693	3,846	6,035
Tax expenses	-	3	-	2
Net loss	22,986	13,696	3,846	6,037

Revenues. Revenues for the three and six months ended June 30, 2026 were $332,000, attributable to DFSL and ZorroNet from their respective acquisition dates. We recorded no revenue in the comparable 2025 periods.

Research and development expenses, net. R&D expenses decreased from $5,014,000 and $10,264,000 in the three and six months ended June 30, 2025 to a net credit of $187,000 and expense of $128,000 in the corresponding 2026 periods. The decrease of approximately $5.2 million and $10.1 million in the three and six months was primarily attributable to (i) the reversal of previously recognized stock-based compensation expense following the cancellation of unvested awards held by departing employees of BiomX Israel, (ii) the discontinuation of the Phase 2b clinical trial of BX004 in December 2025 and the associated wind-down of program activities, and (iii) the deconsolidation of BiomX Ltd. effective February 4, 2026 partially offset by development activities of acquired defense business . Following the discontinuation of the BX004 program and the deconsolidation of BiomX Ltd., the Company does not anticipate further grant-funded R&D under the MTEC Base Agreement and is evaluating strategic alternatives with respect to the MTEC-funded technology.

General and administrative expenses. G&A expenses were $5,383,000 and $6,994,000 for the three and six months ended June 30, 2026, compared to $2,419,000 and $4,925,000 in the corresponding 2025 periods. The increase of approximately $3.0 and $2.1 million in the three and six months was primarily attributable to stock-based compensation expense related to issuance of shares to employees, directors and consultants during the second quarter of 2026 partially offset by the reversal in the first quarter of previously recognized stock-based compensation expense following the cancellation of unvested awards held by departing employees of BiomX Israel as described above and an increase in insurance expenses.

Day 1 loss. Day 1 loss upon entering transaction was $5,226,000 for the three and six months ended June 30, 2026, attributable to the issuance date fair value of the warrants and embedded conversion derivative issued in connection with the January 2026 private placement of Series Y Convertible Preferred Stock and accompanying warrants. There was no comparable amount in the three and six months ended June 30, 2025.

Loss from change in fair value. Income from change in fair value of derivatives was $1,598,000 for the three months ended June 30, 2026 and loss from change in fair value of derivatives of $12,458,000 for the six months ended June 30, 2026, compared to income from change in fair value of derivatives of $1,498,000 and $2,412,000 for the three and six months ended March 31, 2025. The change was primarily attributable to the warrants and embedded conversion derivative issued in connection with the January 2026 private placement of Series Y Convertible Preferred Stock and the increase in the trading price of the Common Stock between the issuance date of the warrants issued in the January 2026 private placement and the exercise date in March 2026, which increased the fair value of the liability-classified warrants prior to their exercise partially offset by decrease in the fair value of liability classified warrant.

Finance expenses. Finance expenses, net, were $377,000 for the three and six months ended June 30, 2026, compared to $25,000 and $830,000 for the three and six months ended June 30, 2025. The decrease was primarily attributable reduction in transaction costs in the quarter ended March 31, 2025 which consisted of transaction costs incurred in connection with the February 2025 compared to transaction costs incurred in connection with the January 2026 private placement of Series Y Convertible Preferred Stock.

Net gain from deconsolidation of subsidiary. Net gain from deconsolidation of subsidiary was $1,860,000 for the three and six months ended June 30, 2026, attributable to the deconsolidation of BiomX Ltd. following the commencement of insolvency proceedings in December 2025 and the appointment of a Trustee to BiomX Ltd. by the District Court of the Central District in Lod, Israel on January 25, 2026. As of February 4, 2026, following the deconsolidation, the assets and liabilities of BiomX Ltd. were no longer included in the Company’s consolidated balance sheet. There was no comparable amount in the three and six months ended June 30, 2025.

Net losses. Net losses were $3,846,000 and $22,986,000 for the three and six months ended June 30, 2026, of which $74,000 was attributable to non-controlling interests in DFSL, compared to $6,035,000 and $13,693,000 for the three and six months ended June 30, 2025. The increase in net loss was primarily attributable to the non-cash warrant-related charges (consisting of the $5,226,000 Day 1 loss upon issuance of the January 2026 warrants and embedded conversion derivative and the $12,458,000 loss from change in fair value of the liability-classified warrants prior to their exercise in March 2026), share based compensation expenses of $2,246,000, partially offset by the $1,860,000 net gain on the deconsolidation of BiomX Ltd. and the decrease in operating loss between the periods.

Basic and diluted loss per share. Basic and diluted loss per share of Common Stock was $0.36 and $3.55 for the three and six months ended June 30, 2026, compared to $3.66 and $9.55 for the three and six months ended June 30, 2025 (as retroactively adjusted to reflect the 1-for-19 reverse stock split effected on November 25, 2025). The decrease in loss per share was primarily attributable to the increase in the weighted average number of shares of Common Stock outstanding from 1,647,810 and 1,434,212 shares for the three and six months ended March 31, 2025 to 10,556,585 and 6,479,738 shares for the three and months ended June 30, 2026, more than offsetting the increase in net loss between the periods

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and restricted cash of approximately $4,955,000, and a stockholders’ capital deficiency of approximately $1,302,000. As of June 30, 2026, we had cash, cash equivalents and restricted cash of approximately $347,000.

On December 7, 2023, we entered into the ATM Agreement with H.C. Wainwright, as sales agent or principal, providing for the offer and sale from time to time of up to $9,145,000 of our shares common stock under the ATM, which ATM offering was registered under our Shelf Registration Statement. During the quarter ended June 30, 2026, we raised approximately $291,000 (net of sales agent fees) from the sale of 793,000 shares of common stock under the ATM. Furthermore, in July and August 2026, we sold an aggregate of 8,902,611 shares of our common stock pursuant to the ATM Agreement, at an average price of $0.2836 per share, raising aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.4 million.

On April 10, 2026, we completed the acquisition of Zorronet in exchange for 1,300,000 shares of our Common Stock and a non-convertible promissory note in the principal amount of $1,250,000 maturing July 7, 2026, plus the assumption of an earnout payment obligation payable not later than March 31, 2027 and certain key-employee retention commitments. On April 13, 2026, we exercised our option and acquired a 60% interest in DFSL in consideration for $750,000 in cash , which cash consideration was funded in part with proceeds received in April 2026 from the warrant exercises described above, an unsecured convertible promissory note in the principal amount of $3,000,000, pre-funded warrants and five-year warrants exercisable for shares of our Common Stock, and a revenue-based bonus right, in each case subject in part to stockholder approval under NYSE American rules. As of June 30, 2026, our obligations under the note have been satisfied. We have also committed to fund X Security’s 2026 operations with over $3.0 million from internal funds. On July 7, 2026, the $1.25 million non-convertible promissory note issued to Water IO Ltd. in connection with the ZorroNet Acquisition described in Note 7 was scheduled to mature.

In July 27, 2026, the Company and Water IO entered into Amendment No. 1 and Waiver, dated as of July 24, 2026, to the Note pursuant to which (i) the maturity date of the Note was extended from July 10, 2026 to November 1, 2026; (ii) the Company agreed to pay $250,000 of principal within two business days after execution of the Amendment, and the remaining principal in four equal monthly installments of $250,000 each on August 1, September 1, October 1 and November 1, 2026, with the outstanding balance continuing to bear interest at the short-term Applicable Federal Rate payable with the final installment; (iii) in satisfaction of accrued interest and as consideration for the waiver and extension, the Company agreed to issue to Water IO 800,000 restricted shares of common stock, subject to clearance of an additional listing application with the NYSE American, with an August 31, 2026 longstop after which such amount is payable in cash and no shares will be issued; and (iv) Water IO irrevocably waived, retroactively to the original maturity date, any default arising from the non-payment of the note at its original maturity;.

On August 5, 2026, we entered into a Share Purchase and Option Agreement with Mayers Ventures LLC pursuant to which we agreed to purchase 10% of the fully diluted equity interests of M.E.A. Testing Systems Ltd., an Israeli developer of advanced electric motor testing and validation systems, together with 10% of its Indian affiliate, for $50,000 and 1,300,000 restricted shares of Common Stock, with an exclusive option, exercisable through June 30, 2028, to acquire the remaining holdings of Motomova Inc. therein. The closing is subject to NYSE American approval of a supplemental listing application and the execution of an exclusive worldwide license of the MEA companies’ technology to us. See the subsequent events note to the condensed consolidated interim financial statements.

As of June 30, 2026, the aggregate principal amount outstanding under the Mandragola credit facility was $0 and the remaining undrawn availability was $2,000,000.

Under our At The Market Offering Agreement, during the six months ended June 30, 2026 we issued and sold 793,005 shares of Common Stock for net proceeds of $291,000, and in July and August 2026 we issued and sold 8,902,611 additional shares for net proceeds of approximately $2.4 million.

Several outstanding instruments may dilute existing stockholders and affect our future liquidity and capital structure. As of June 30, 2026, the Company had 51,598 shares shares of Series X Redeemable Convertible Preferred Stock outstanding, which are convertible into shares of our Common Stock at a conversion ratio of approximately 5.26 shares of Common Stock per share of Series X (or approximately 271,568 shares of Common Stock in the aggregate).

Following the April 13, 2026 acquisition of DFSL, the Company is obligated, subject to stockholder approval required to issue Common Stock above the 19.99% threshold in connection with the Mandragola convertible note, part of the Mandragola pre-funded warrants and the Mandragola five-year warrant. An extraordinary meeting of the stockholders has been scheduled to be held on August 25, 2026 to, among other things, approve the issuance of common stock upon conversion / exercise by Mandragola of these securities.

On May 13, 2026, the Company and Mandragola entered into a Line of Credit Agreement establishing a revolving line of credit of up to $2,000,000 (the “Credit Line”) available to the Company or any operating subsidiary, including DFSL and ZorroNet. Each advance is evidenced by a convertible promissory note bearing simple annual interest at 12% and convertible into shares of the Company’s Common Stock at the closing price of the Common Stock on the trading day immediately preceding delivery of the notice of conversion. The maturity date of each Credit Line Note is May 13, 2029. The parties agreed that prior advances made by Mandragola in respect of the DFSL Acquisition are deemed to be advances within the Credit Limit. As additional consideration for making the Credit Line available, the Company also issued to Mandragola a five-year warrant to purchase up to 2,000,000 shares of Common Stock at an exercise price of $12.00 per share, which warrant includes a cashless exercise feature. Until such time as stockholder approval as required by the applicable rules and regulations of the NYSE American LLC is obtained, these warrants are not deemed to be legally in effect. An extraordinary meeting of the stockholders has been scheduled to be held on August 25, 2026 to, among other things, approve the issuance of common stock upon conversion / exercise by Mandragola of these securities.

Our principal sources of liquidity for the foreseeable future are expected to include sales under our ATM program, operating revenues from our operating subsidiaries, proceeds from any future capital raises (including under any future at-the-market offering program) andthe Mandragola credit line and cost-discipline measures at the parent-company level.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	USD in thousands
Net cash used in operating activities	(6,583)	(14,821)
Net cash provided by (used in) investing activities	(1,552)	109
Net cash provided by financing activities	3,258	11,884
Net increase (decrease) in cash and cash equivalents	(4,607)	(2,828)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	-	39

Operating Activities

Net cash used in operating activities for the six months ended June 31, 2026 was $6.6 million, primarily driven by the net loss for the period of $23.0 million, adjusted for non-cash items including the $12.5 million loss from change in fair value of liability-classified warrants, the $5.2 million Day 1 loss recognized upon issuance of the January 2026 warrants, and $0.2 million of value attributable to warrants issued in connection with the private placement, $2.1 million reversal of previously recognized stock-based compensation expense partially offset by the $1.9 million gain on deconsolidation of BiomX Ltd. Operating cash flows were further affected by an decrease in other current assets of $1.4 million and a decrease in other accounts payable of $1.6 million, partially offset by an increase in trade accounts payable of $0.4 million and in trade receivables of $0.5 million.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $1.6 million, consisting of the cash and cash equivalents derecognized upon the loss of control of BiomX Ltd. on February 4, 2026 and cash used in purchase of our subsidiaries during April 2026.

During the six months ended June 30, 2025, net cash provided by investing activities was approximately $51 thousand, consisting of proceeds from the sale of property and equipment.

We have invested, and plan to continue to invest, our existing cash in short-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $3.3 million, consisting of net proceeds from the January 2026 private placement of Series Y Convertible Preferred Stock and accompanying warrants of $2.6 million, $0.3 million from net proceeds from the Issuance of Common Stock under At the Market Sales Agreement and $656 million received from Mandargola under our line of credit. The Company also received $3.3 million of gross proceeds from the exercise of warrants by the holder of the Series Y Convertible Preferred Stock on March 19, 2026; as of June 30, 2026, $3.0 million were offset against the principal balance promissory note issued to Mandragola in connection with the DFSL acquisition and the balance of $0.3 were recorded as a receivable on account of shares in the Company’s condensed consolidated balance sheets and were collected after the period end.

Going Concern

The Company has incurred significant losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $239.8 million as of June 30, 2026. The Company expects to continue to incur losses for the foreseeable future. Management believes that the Company’s current funds, including the $3.0 million in gross proceeds raised in January 2026 from the issuance of Series Y Convertible Preferred Stock and the $3.3 million in gross proceeds raised in March 2026 from the cash exercise of the warrants issued in connection with the Series Y Convertible Preferred Stock, together with sales receipts under our Atm Progran and revenue and cash flows expected to be generated by the Company’s recently acquired operating subsidiaries DFSL and ZorroNet will be sufficient to fund operations only for the next several months from the date of issuance of the condensed consolidated interim financial statements. The Company’s ability to continue as a going concern depends on its ability to obtain additional financing or to generate sufficient operating cash flows from its newly acquired subsidiaries, neither of which can be assured. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated interim financial statements have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of these uncertainties.

Outlook

We have incurred an accumulated deficit of approximately $239.8 million as of June 30, 2026, compared with approximately $216.9 million as of December 31, 2025, substantially all of which is attributable to our legacy phage therapy operations and pre-restructuring corporate expenses. To date, we have not generated material revenue from operations.. We expect to generate revenues from the sale and deployment of DFSL’s LADAR-based detection systems, from project-based and recurring software-as-a-service engagements at Zorronet, and from X Security’s contemplated distribution arrangements. We also expect to receive non-dilutive grant funding associated with APT’s legacy BX011 program. There can be no assurance, however, that revenue generated during 2026 will exceed our cost of operations.

Consistent with our anticipated near-term operating losses, we expect to continue to incur losses in the foreseeable future. To the extent we require funds above our existing liquidity resources in the medium and long term, we plan to fund our operations, the integration of the new operating subsidiaries, and the build-out of X Security through future issuances of public or private equity, issuance of debt securities, the pending Mandragola credit line, and possibly additional grants from the Israel Innovation Authority. Our ability to raise additional capital in the equity and debt markets is dependent on a number of factors including, but not limited to, market demand for our securities, the trading price and trading volume of our Common Stock, our compliance with the continued listing standards of the NYSE American, the dilutive impact of any contemplated offering on existing stockholders, and the timing and outcome of any NYSE Regulation review of our compliance posture under Sections 1003(a) and 1003(c) of the NYSE American Company Guide.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates in the Company’s financial statements for the three months ended June 30, 2026 relate to the valuation and accounting classification of the Series Y Convertible Preferred Stock and the warrants issued in connection therewith and the valuation of other financial instruments fair value. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as described in the notes to our condensed consolidated interim financial statements with respect to the accounting for the Series Y Convertible Preferred Stock and accompanying warrants and the deconsolidation of BiomX Ltd.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We intend to consult with appropriate third party consultants as to necessary remedial measures.

Changes in Internal Control over Financial Reporting. Other than the foregoing, there has been no change in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings, other than as described below and in Notes 7 and 9 to the condensed consolidated interim financial statements included in this Quarterly Report.

BiomX Ltd. insolvency. On December 16, 2025, our former operating subsidiary, BiomX Ltd., commenced insolvency proceedings in Israel. On January 25, 2026, the Central District Court in Lod, Israel appointed a trustee over BiomX Israel. As a result of the appointment of the trustee and the related loss of control, we deconsolidated BiomX Israel effective February 4, 2026. As of June 30, 2026, our condensed consolidated balance sheet reflects a balance of approximately $1.3 million balance due to BiomX Israel, which may become subject to claims asserted by the trustee in the course of the insolvency proceedings. We are not able at this time to assess the likely outcome of the proceedings or to estimate the amount or range of any loss that may result.

Adaptive Phage Therapeutics, LLC. APT, our wholly owned subsidiary, is a defendant in an action filed by The Emmes Company, LLC in Maryland relating to services provided to APT’s legacy clinical programs. APT is being wound down and has engaged bankruptcy counsel in connection with an anticipated voluntary petition under Chapter 7 of the U.S. Bankruptcy Code. The Emmes action is pending in the Circuit Court for Montgomery County, Maryland (Case No. C-15-CV-26-003709) and seeks approximately $333,000 allegedly due for clinical trial services provided to APT; APT disputes the amount claimed, and its response is due on or about August 31, 2026. The Company is not a party to the action. The Board of Directors has authorized APT to file a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware; as of the date of this Quarterly Report the petition has not been filed, and the Company expects it to be filed shortly after the date hereof. Upon commencement of the Chapter 7 case, a trustee will assume control of APT and its remaining assets, and the Company expects to deconsolidate APT. The Company expects the Emmes claim to be addressed as a creditor claim in the Chapter 7 case.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, including in the section captioned “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” of the 2025 10-K, as updated and supplemented by the risk factors relating to our strategic transition and new business focus set forth in the May 5 8-K. Those risks could materially affect our business, financial condition, results of operations, cash flows and the trading price of our Common Stock. The risk factors set forth below update and supplement those risk factors. Other than as set forth below and as supplemented by the disclosures contained elsewhere in this Quarterly Report, there have been no material changes to the risk factors set forth in the 2025 10-K and the May 5 8-K.

We are not in compliance with the NYSE American continued listing standards relating to stockholders’ equity, and if we fail to regain compliance our Common Stock could be delisted.

On March 25, 2026, we received notice from NYSE Regulation that we were not in compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide, based on our reported stockholders’ deficit of $(1.3) million as of December 31, 2025 and our losses from continuing operations and/or net losses in our five most recent fiscal years. On June 10, 2026, NYSE Regulation accepted our compliance plan and granted a plan period through September 25, 2027. We continue to report a capital deficiency. If we do not make progress consistent with the plan or regain compliance by the end of the plan period, the Exchange may commence delisting proceedings. Delisting would likely reduce the liquidity and market price of our Common Stock, impair our ability to raise capital.

The low market price of our Common Stock limits our ability to raise capital under our at-the-market program, and sales under that program are substantially dilutive.

Our Common Stock has traded at prices below $0.50 per share during the second quarter of 2026 and at lower prices thereafter. Because we are subject to the limitations of General Instruction I.B.6 of Form S-3, the aggregate amount we may sell under our shelf registration statement in any 12-month period is limited by reference to our public float, and the low price of our Common Stock means we must issue a large number of shares to raise a modest amount of capital. During the second quarter we sold 793,005 shares for net proceeds of approximately $0.3 million, and from July 1, 2026 through August 12, 2026 we sold an additional 8,902,611 shares for net proceeds of approximately $2.4 million. Continued sales under the program will be substantially dilutive to existing stockholders and may place further downward pressure on the market price of our Common Stock, which in turn further reduces the capital available to us under the program. In addition, our low share price may itself become the subject of continued listing concerns under Section 1003(f)(v) of the Company Guide, which could require us to effect a reverse stock split to maintain our listing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2026, in connection with entering into the Line of Credit Agreement with Mandragola and as additional consideration for Mandragola making the Credit Line available, we issued to Mandragola a five-year warrant to purchase up to 2,000,000 shares of Common Stock at an exercise price of $12.00 per share, with a cashless exercise feature. The shares issuable upon exercise of the warrant are subject to obtaining stockholder approval under the applicable rules of the NYSE American. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering, to a single sophisticated investor that represented that it was acquiring the securities for investment purposes and not with a view to distribution, and no general solicitation or advertising was used in connection with the issuance.

The issuances of 1,300,000 shares of Common Stock to Water IO on April 10, 2026, of 923,000 shares of Common Stock and pre-funded warrants for 923,000 shares and a five-year warrant for 3,692,000 shares to Mandragola on April 13, 2026, and of 1,013,637 Conversion Shares on June 2, 2026 (all of which were cancelled on July 10, 2026), each of which was made in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act, were previously reported in our Current Reports on Form 8-K filed April 10, 2026, April 13, 2026 and June 5, 2026, respectively.

Use of Proceeds. There has been no material change in the planned use of proceeds from our public offerings from that described in the applicable prospectuses and prospectus supplements filed with the SEC. Net proceeds from sales under our at-the-market program are used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Availability of Information

BiomX’s website address is www.biomx.com. Investors and others should note that the Company announces material information to its investors using SEC filings, press releases, its investor relations website, public conference calls, webcasts and certain social media channels. The Company uses these channels to communicate with investors, customers and the public about the Company, its products and other issues and for complying with its disclosure obligations under Regulation FD. The information on, or that may be accessed through, BiomX’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

No.	Description of Exhibit
3.1	Composite Copy of Amended and Restated Certificate of Incorporation of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 14, 2024).
3.2	Amended and Restated Bylaws of the Company, as amended on April 11, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on April 15, 2024).
10.1	Line of Credit Agreement, dated May 13, 2026, between the Company and Mandragola Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on June 5, 2026).
10.2	Form of Convertible Promissory Note issued under the Line of Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on June 5, 2026).
10.3	Warrant to Purchase Common Stock, dated May 13, 2026, issued to Mandragola Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on June 5, 2026).
10.4†	BiomX Inc. 2026 Equity Incentive Plan, as amended (Incorporated by reference to Appendices A and B to the Company’s Definitive Proxy Statement on Schedule 14A filed by the Company on June 8, 2026).
10.5†	Consulting Agreement, dated May 20, 2026, between the Company and Roy Rousso (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 28, 2026).
10.6*	Assignment and Settlement Agreement, dated as of May 21, 2026, between the Company and Mandragola Ltd.
10.7	Stock Purchase Agreement, dated April 10, 2026, between the Company and Water IO Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 10, 2026).
10.8	Stock Purchase & Assignment Agreement, dated April 13, 2026, between the Company and Mandragola Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 13, 2026).
10.9	Amendment No. 1 and Waiver to Promissory Note, dated as of July 24, 2026, between the Company and Water IO Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 28, 2026).
10.10	Share Purchase and Option Agreement, dated August 5, 2026, between the Company and Mayers Ventures LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on August 11, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a).
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMX INC.

Date: August 19, 2026

By:	/s/ Michael Oster
Name:	Michael Oster
Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2026

By:	/s/ David Rokach
Name:	David Rokach
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)